Form 10-Q
period 1996-04-30
T NETIX INC
filed 1996-06-14
CIK 929757

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ----------------------

                                   FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       ------------------------------

FOR THE QUARTER ENDED APRIL 30, 1996             COMMISSION FILE NUMBER 0-25016




                                 T-NETIX, INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in Its Charter)


                 COLORADO                                       84-1037352
- ----------------------------------------------         -------------------------
(State of Other Jurisdiction of Incorporation)               (I.R.S. Employer
                                                            Identification No.)


      6675 SOUTH KENTON STREET
        ENGLEWOOD, COLORADO                                       80111
- -----------------------------------------              -------------------------
(Address of principal executive offices)                        (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303)  790-9111

              -------------------------------------------------

                Indicate by check ( X ) whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities and
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days Yes  ( X ) No (   )


                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                    Outstanding at June 11, 1996
- -------------------------------                     ----------------------------
Common Stock, $.01 stated value                                   8,136,543

                                 T-NETIX, INC.
                                   FORM 10-Q

                                     INDEX



PART     ITEM                                                                                         PAGE
- ----     ----                                                                                         ----
I.       FINANCIAL INFORMATION

         1. Financial Statements:

                 Consolidated Balance Sheets, April 30, 1996
                          and July 31, 1995 (Unaudited)...........................................    2

                 Consolidated Statements of Operations, Three Months Ended
                          April 30, 1996 and 1995, and Nine Months Ended
                          April 30, 1996 and 1995 (Unaudited) ....................................    3

                 Consolidated Statements of Shareholders' Equity, Nine Months Ended
                          April 30, 1996 and Year Ended July 31, 1995 (Unaudited) ................    4

                 Consolidated Statements of Cash Flows, Nine Months Ended
                          April 30, 1996 and 1995 (Unaudited) ....................................    5

                 Notes to Consolidated Financial Statements (Unaudited)...........................    6

         2. Management's Discussion and Analysis of Financial Condition and Results of
                          Operations..............................................................    9

II.      OTHER INFORMATION - Items 1 through 6 ...................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                     April 30,              July 31,
                                                                                       1996                   1995
                                                                                       ----                   ----
                                                                                          (amounts in thousands)
ASSETS

Cash and cash equivalents                                                        $            217     $             872
Trade accounts receivable, net of allowance                                                11,633                 9,223
Other receivables                                                                             161                    98
Prepaid expenses                                                                              436                   267
Property and equipment, at cost:
  Telecommunications equipment                                                             27,342                22,916
  Construction in progress                                                                  5,461                 3,845
  Office equipment                                                                          2,769                 2,044
                                                                                 ----------------     -----------------
    Property and equipment                                                                 35,572                28,805
  Less accumulated depreciation and amortization                                           (8,988)               (5,061)
                                                                                 ----------------     -----------------
    Property and equipment, net                                                            26,584                23,744
Patent license rights, net                                                                  2,885                    --
Other assets, net                                                                           1,196                   700
                                                                                 ----------------     -----------------
                                                                                 $         43,112     $          34,904
                                                                                 ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Accounts payable                                                               $         10,096     $           6,137
  Accrued liabilities                                                                       2,130                 2,250
  Loans from customer                                                                          --                   449
  Debt                                                                                      5,895                 4,654
  Capital lease obligations                                                                   617                   959
                                                                                 ----------------     -----------------
        Total liabilities                                                                18,738                14,449
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                                               --                    --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,020,335 and 7,623,034
    shares, respectively                                                                       80                    76
  Additional paid-in capital                                                               25,098                22,736
  Accumulated deficit                                                                        (804)               (2,357)
                                                                                 ----------------     -----------------
        Total shareholders' equity                                                         24,374                20,455

Commitments and contingencies
                                                                                 ----------------     -----------------
                                                                                 $         43,112     $          34,904
                                                                                 ================     =================

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                         Three Months  Ended                      Nine Month Ended
                                              ------------------------------------    -------------------------------------
                                                    April 30,         April 30,            April 30,          April 30,
                                                      1996               1995                1996                1995
                                              -----------------  -----------------    ------------------  -----------------
                                                               (amounts in thousands, except per share amounts)

Revenue:
  Telecommunication services                  $           7,441  $           6,640   $          22,335    $        16,848
  Direct call provisioning                                  742                975               2,358              2,674
                                              -----------------  -----------------   -----------------    ---------------
      Total revenue                                       8,183              7,615              24,693             19,522


Expenses:
  Operating costs and expenses:
    Telecommunications services                           3,216              2,715               9,826              7,201
    Direct call provisioning                                705                885               2,312              2,526
                                              -----------------  -----------------   -----------------    ---------------
        Total operating costs and expenses                3,921              3,600              12,138              9,727
  Selling, general, and administrative                    1,618              1,348               4,762              3,391
  Research and development                                  651                211               1,470                542
  Depreciation and amortization                           1,532              1,002               4,262              2,480
                                              -----------------  -----------------   -----------------    ---------------
        Total expenses                                    7,722              6,161              22,632             16,140


        Operating income                                    461              1,454               2,061              3,382

Interest expense, net                                      (122)               (64)               (462)              (481)
                                              -----------------  -----------------   -----------------    ---------------

        Earnings before income taxes                        339              1,390               1,599              2,901

Income taxes                                                 (5)               (40)                (46)              (120)
                                              -----------------  -----------------   -----------------    ---------------

        Net earnings                          $             334  $           1,350   $           1,553    $         2,781
                                              =================  =================   =================    ===============

Net earnings per common share                 $             .04  $            0.15   $             .17    $          0.34
                                              =================  =================   =================    ===============
Weighted average common shares                            9,198              8,925               9,048              8,078
  outstanding                                 =================  =================   =================    ===============

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)






                                                                                Add-                       Total
                                                    Common stock              itional       Accum-         share-
                                               -------------------------      paid-in       ulated         holders'
                                                Shares         Amounts        capital      deficit         equity
                                               ----------   ------------    ------------  ------------   ------------
                                                                           (amounts in thousands)
Balances at August 1, 1994                         5,405   $          54    $     7,058  $     (5,545)  $     1,567

Common stock issued upon
  exercise of stock options                          414               4            205            --           209
Common stock issued for assets                         4              --             22            --            22
  acquired
Common stock issued for cash, net
  of offering costs and underwriting
  discount of $1,631,000                           1,800              18         15,451            --        15,469
Net earnings                                          --              --             --         3,188         3,188
                                                 -------   -------------    -----------  ------------    ----------
Balances at July 31, 1995                          7,623              76         22,736        (2,357)       20,455

Common stock issued upon
  exercise of stock options                          172               2             93            --            95
Common stock issued for assets
  acquired                                            30              --             --            --            --
Common stock issued in
  business acquisition                               195               2          2,269            --         2,271

Net earnings                                          --              --             --         1,553         1,553
                                                 -------   -------------    -----------  ------------    ----------
Balances at April 30, 1996                         8,020   $          80    $    25,098  $       (804)   $   24,374
                                                 =======   =============    ===========  ============    ==========



See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             Nine months ended April 30, 1996 and 1995 (Unaudited)


                                                                                    1996                     1995
                                                                            -------------------      -------------------
                                                                                      (amounts in thousands)
Cash flows from operating activities:
  Net earnings                                                             $           1,553         $           2,781
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                      4,262                     2,480
    Provision for losses on accounts receivable                                          378                       358
    Noncash interest accruals added to principal                                          --                        11
    Noncash interest accruals added to principal-related party                            --                        34
    Noncash reductions of loans from customer                                           (449)                   (1,985)
    Changes in operating assets and liabilities, net of
      acquisition of business:
        Change in trade accounts receivable                                           (2,788)                   (6,338)
        Change in other receivables                                                      (63)                      (98)
        Change in prepaid expenses                                                      (168)                     (304)
        Change in other assets                                                          (753)                     (160)
        Change in accounts payable                                                     3,956                     1,910
        Change in accrued liabilities                                                   (343)                      548
                                                                           -----------------         -----------------
        Cash provided by (used in) operating activities                                5,585                      (763)
                                                                           -----------------         -----------------
Cash flows from investing activities:
  Capital expenditures                                                                (6,766)                  (12,194)
  Acquisition of business                                                               (431)                       --
                                                                           -----------------         -----------------
        Cash used in investing activities                                             (7,197)                  (12,194)
                                                                           -----------------         -----------------
Cash flows from financing activities:
  Proceeds from borrowings                                                            11,140                     7,621
  Proceeds from borrowings --related party                                                --                       270
  Payments of loans from customer                                                         --                      (671)
  Payments of debt                                                                    (9,899)                   (7,540)
  Payments of debt -- related party                                                       --                    (1,784)
  Payments of capital lease obligations                                                 (379)                     (228)
  Common stock issued for cash                                                            95                    16,022
  Payment for loan fees and offering costs                                                --                      (382)
  Increase (decrease) in bank overdraft                                                   --                      (212)
                                                                           -----------------         -----------------
        Cash provided by financing activities                                            957                    13,096
                                                                           -----------------         -----------------
Net increase (decrease) in cash and cash equivalents                                    (655)                      139

Cash and cash equivalents at beginning of period                                         872                       507
                                                                           -----------------         -----------------
Cash and cash equivalents at end of period                                 $             217         $             646
                                                                           =================         =================

See accompanying notes to consolidated financial statements.

                        T-NETIX, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


         Unaudited financial statements

                 The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature.

         Earnings per common share

                 Earnings per common share for the three and nine months ended April 30, 1996 and 1995, are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. For purposes of the calculation of earnings per common share, common stock equivalents consist of stock options to acquire common stock (using the treasury stock method).

         Debt

                 In April 1996, the Company entered into a Loan Agreement with a Bank. This agreement replaced the prior Credit Agreement with another bank. The Loan Agreement allows the Company to borrow a maximum of $10,000,000 limited to a percentage of qualifying accounts receivables and property and equipment. Borrowings are at the prime rate and are secured by substantially all of the assets of the Company. The agreement provides for various financial covenants, including certain financial ratios and minimum net worth requirements. As of April 30, 1996 the Company has an outstanding balance of $5,865,000 under the loan agreement.


         Income taxes

                 A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has pre-tax net earnings for the nine months ended April 30, 1996 and has reversed an amount of the valuation allowance to the extent that net operating losses were used to offset taxable earnings. During the quarter ended April 30, 1996, the deferred tax assets' valuation allowance decreased approximately $133,000,which was reflected as a reduction in the provision for income taxes. There can be no assurance, however, that the Company will generate taxable earnings or that it will achieve any specific level of net earnings in the future.

                 The Company has recognized current tax expense during the three months ended April 30, 1996 of $ 5,000. This charge relates primarily to a provision for certain state income taxes.

         Commitments and Contingencies

                 On November 28, 1995, the Company reached a settlement with Communications Equipment & Engineering Corporation of Plantation, Florida ("CEECO") regarding the patent infringement litigation between them.

                 As previously reported, in January 1995, the Company initiated a civil action against CEECO alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection technology (the "O702 Patent"). (Tele-Matic Corporation v. Communications Equipment & Engineering Corporation, Civil Action No. 95-S-41, in the United States District Court for the District of Colorado.) On June 6, 1995, CEECO initiated an action against the Company alleging infringement of U.S. Patent No. 4,993,062 for "Telephone Control System Including Stored Blocked and Allowed Telephone Numbers: (the "Dula Patent"). (Communications Equipment & Engineering Corporation v. Tele-Matic Corporation, Civil Action No 95-6518, in the United States District Court for the Southern District of Florida.) On November 28, 1995, the parties resolved the matters involved in both lawsuits.

                 As a result of the settlement agreement, the United States District Court for the District of Colorado issued a stipulated Final Order and Judgment on December 13, 1995 which:

                          (a) Recognizes that T-NETIX' owns the '702 Patent and that the patent is valid and enforceable;

                          (b) Recognizes that CEECO has infringed the '702 Patent by manufacturing and selling three-way call detection devices; and

                          (c) Enjoins CEECO and others from manufacturing, using and selling CEECO's three-way call detection devices.

         In addition, under the settlement agreement, CEECO has agreed to pay T-NETIX an undisclosed sum of money over the next five years and has granted T-NETIX an exclusive license under the Dula Patent with the right to enforce it against others.

                 On Friday, December 8, 1995, the Company was officially permitted to join in litigation initiated by AT&T against Telequip Laboratories ("Telequip") of Richardson, Texas pending in the United States District Court for the Northern District of Texas. Telequip is a competitor of the Company in providing automated operator systems to correctional facilities. For several years Telequip has engaged in an advertising campaign disparaging the Company's Strike Three!(TM) three-way call detection products and services offered by the Company and AT&T. Following the receipt of information that Telequip's advertisements had an adverse effect on potential customer's purchasing decision, AT&T formally complained to Telequip and asked it to refrain from further publication of false and misleading advertisements. Telequip responded by initiating an action against AT&T in a Texas state court requesting that the court declare that Telequip's advertisements are not false and misleading.

                 The case has been removed to federal court. (Telequip Labs, Inc. v. AT&T, 395-CV1630-H pending in the United States District Court for the Northern District of Texas, Dallas Division.) Because Telequip's advertisements referred to both AT&T and the Company by name, the Company requested that the court permit it to intervene in the case and to assert a complaint against Telequip for false and misleading advertising and other related causes of action. The Complaint seeks an injunction against Telequip and a judgment for damages incurred by the Company. Telequip has apparently ceased publishing the offending advertisements in trade journals.

                 In addition to permitting the Company to intervene in the case, the court permitted Telequip to file additional claims against both AT&T and the Company including claims for false and deceptive advertising under the Lanham Act, for violations of the Racketeering Influenced and Corrupt Organizations Act, including securities fraud for misrepresenting the true three-way call detection capabilities of its equipment, and for unfair competition. Although there are a wide range of allegations regarding the Company's advertisement of its Strike Three!(TM) three-way call detection services, they all appear to relate to the principal assertion that AT&T and the Company falsely advertise that the Company's Strike Three!(TM) services can detect 93% of attempted three-way calls. The Company believes that AT&T and the Company's advertisements are supported. Telequip seeks an accounting and damages in an unspecified amount and a preliminary and permanent injunction against further false and misleading advertising relating to the Company's three-way call detection services. Telequip has also asked the court for trebling of damages and an award of its attorney's fees and costs. The Company intends to prosecute its claims against Telequip; it believes Telequip's claims are without merit and intends to defend them vigorously.

                 On April 21, 1995, the Company filed a civil action against Gateway Technologies, Inc. ("Gateway") alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection (the "'702 Patent"), in Tele-Matic Corporation v. Gateway Technologies, Inc., Civil Action No. 95-S-880, pending in the United States District Court for the District of Colorado. Gateway has filed an answer denying the Company's allegations and requesting that the court declare that the '702 Patent is invalid and is not infringed by Gateway. On May 5, 1995, Gateway and Intellicall, Inc. ("Intellicall") filed an action against the Company alleging infringement of U.S. Patents No. 4,935,956, 4,908,852, 4,920,558, 5,920,562, 4,933,966 and 5,093,858
         (collectively, the "Gateway Patents") in Gateway Technologies, Inc. et. al. v. Tele-Matic Corporation, Civil Action No. 395-CV-0855R, pending in the U.S. District Court for the Northern District of Texas, Dallas Division ( the "Gateway Infringement Claim"). The Gateway Infringement Claim seeks a permanent injunction against future infringement, damages for willful infringement, costs and attorney's fees. Although specific equipment and methods of the Company have not been identified in the Gateway Infringement Claim, it appears that the allegations relate to a substantial portion of the equipment and many of the methods used by the Company in providing inmate calling services and from which the Company currently and in the foreseeable future expects to derive a substantial portion of its revenue. With respect to the U.S. Patent 4,935,956 (the "Hellwarth Patent"), which is the most comprehensive of the Gateway Patents, the Company received an opinion from Patent Counsel in June 1994 that the Company does not infringe on the Hellwarth Patent. The Company has not requested an opinion from Patent Counsel with respect to the other patents. However, based on the opinion of the Patent Counsel regarding the Hellwarth Patent, and the analysis by the Company with its legal counsel of the remaining patents, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows. There can be no assurance that the Company will ultimately prevail on its claims or the counterclaims.

                 In August 1995, Independent Telecommunications Network,
         Inc. ("ITN") filed a demand for arbitration with the American Arbitration Association, claiming the Company had breached certain query transport services contracts with ITN by, ITN alleges, terminating those contracts. ITN seeks damages of approximately $3 million based on its alleged potential future earnings under the contracts. Given that the dispute is in the early stages of arbitration, and the speculative nature of arbitration in general, the Company is unable to predict with certainty the outcome of this dispute. However, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.


                 In April 1996, the Company entered into a lease agreement for approximately 38,000 square feet of office space. The term of the lease is for five years and commences on November 1, 1996. The lease agreement coincides with the termination of the Company's existing office space.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following is a discussion of the Company's consolidated financial condition, results of operations and capital resources. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.


OVERVIEW


         The Company derives revenue under contracts with its customers, including AT&T, five of the seven Regional Bell Operating Companies, GTE Telephone Operations, and other telecommunication service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls, although this service is provided primarily as an accommodation to certain customers. The Company expects to derive a declining percentage of total revenue from its direct call provisioning business. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.


                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                             ----------------------------------      -------------------------------
                                               APRIL 30,            APRIL 30,          APRIL 30,         APRIL 30,
                                                 1996                 1995                1996             1995
                                             -------------        -------------      -------------     -------------
   Call volumes processed                     20,344,000           16,958,000         58,696,000        43,519,000


   Average daily transactions                    226,000              191,000            215,000           159,000



         The Company's call volume and revenue growth have resulted primarily from adding sites for both existing and new customers. The Company believes it has also benefited, to a lesser extent, from higher call volumes at existing facilities and the overall growth in the inmate calling market. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new sites for existing customers. The Company expects the rate of growth in calls processed will decrease relative to the historical rates.

         The Company's acquisition of SpeakEZ in October 1995 has led to an increased focus on new technology, specifically speaker verification technologies. Although no revenue to date has been recorded for this area of the Company's operations, the Company has invested significant time and effort and resources in research and development associated with these products. This trend is expected to increase. Correspondingly, the Company's selling, general and administrative expenses (including marketing) have increased cost activity in support of these additional research and development activities and implementation of the eventual entry by the Company into new markets.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1996 and 1995

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended April 30, 1996 and 1995.

                                                                 THREE MONTHS ENDED APRIL 30,
                                                               --------------------------------
                                                                  1996                  1995
                                                               -----------           ----------
       Revenue:
           Telecommunications services                              91  %                87  %
           Direct call provisioning                                  9                   13
                                                              --------             --------
               Total revenue                                       100  %               100  %


       Expenses:
           Operating costs and expenses                             48  %                47  %
           Selling, general and administrative                      20                   18
           Research and development                                  8                    3
           Depreciation and amortization                            19                   13
                                                              --------             --------
             Operating income                                        6                   19
           Interest expense, net                                    (1)                  (1)
                                                              --------             --------
            Earnings before income taxes                             5                   18
           Income taxes                                             --                   (1)
                                                              --------             --------
             Net earnings                                            5  %                17  %
                                                              ========             ========

         Total Revenue. Total revenue increased 7% to $8,183,000 for the three months ended April 30, 1996 from $7,615,000 for the corresponding prior period. This increase resulted from a 12% increase in telecommunications services revenue to $7,441,000 for the three months ended April 30, 1996, from $6,640,000 in the corresponding prior period, due to a 20% increase in call volume to 20,344,000 resulting primarily from an increase in the number of installed sites. Due to the Company's significant growth in market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $303,000 during the quarter ended April 30, 1996. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as additional existing customers reach contractually agreed upon call volume discounts. Direct call provisioning revenue decreased as a percentage of total revenue due to the increase in telecommunications services revenue. The dollar decrease in direct call provisioning revenue was due to conversion of sites serviced to transaction based fees. The Company anticipates it will continue to convert some of its direct call provisioning accounts to telecommunications services customers for which it receives transaction fee revenue versus direct call provisioning revenue.

         Operating costs and expenses. Total operating costs and expenses increased to $3,921,000 for the three months ended April 30, 1996, from $3,600,000 for the three months ended April 30, 1995, increasing as a percentage of total revenue to 48% from 47% in the corresponding prior period. During the period, there was a decline in total margin. This was due to a reduction in telecommunication services margins because of volume discounts. Because of the effect of the reduction in margins, the actual impact on operating costs and expenses was an increase of two percentage points. This increase was offset by a one percentage point decrease in operating costs and expenses due to a change in the mix of revenue to include a larger percentage of telecommunications services revenue versus direct call provisioning revenue. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts, and billing charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended April 30, 1996 and 1995.

                                                             THREE MONTHS ENDED
                                                      ---------------------------------
                                                        APRIL 30,             APRIL 30,
                                                          1996                  1995
                                                      -----------           -----------
  Operating costs and expenses:
    Telecommunications services                            43   %               41   %
    Direct call provisioning                               95                   91

         Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 43% from 41% in the corresponding period. During the current period there was a decline in margin for telecommunication services because of volume discounts. This caused a one percentage point increase in telecommunications services operating costs and expenses. There was an additional one percentage point increase due to a change in the mix of revenue and costs within telecommunications services between site services and validation services. Validation services are billed to customers at minimal margins. The Company anticipates operating costs and expenses to remain consistent with current ratios, however, the Company continues to explore more cost effective methods to deliver its services. Direct call provisioning costs increased as a percentage of corresponding revenue to 95% for the three months ended April 30, 1996, from 91% in the corresponding prior period. This percentage increase is primarily attributable to an increase in local and long distance expenses and personnel costs for sites added subsequent to April 30, 1995. In addition, bad debt expense increased as a percentage of revenue to 16% for the three months ended April 30, 1996 from 15% in the corresponding prior period. The bad debt expense is based upon the estimates provided by the Company's billing agent.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,618,000 for the three months ended April 30, 1996, from $1,348,000 in the corresponding prior period, and increased as a percentage of total revenue to 20% from 18%. One percentage point of this increase is due to the reduction in revenue per call associated with volume discounts. The remainder is due to an actual dollar increase of $270,000. This amount consists primarily of an increase of approximately $130,000 for cost of salaries for administrative personnel and related expenses (including contract personnel) and for professional services of approximately $112,000, including legal and insurance costs. The increase in salaries and contract personnel is due to growth in the infrastructure to support current inmate operations and the new speaker verification technology. The increase in professional services is due to additional consulting activities, various legal actions, and general cost increases for services. The Company anticipates selling, general and administration expense to increase in anticipation of speaker verification technology products entering the marketplace.

         Research and Development Expenses. Research and development expenses increased to $651,000 for the three months ended April 30, 1996, from $211,000 in the corresponding prior period, due primarily to the addition of personnel to support the speaker verification technology and for support of integrated applications between the current core technologies and speaker verification. The Company expects the dollar amount of research and development expenses will continue to increase as it incurs personnel and other costs associated with the research and development of speaker verification related products and services. In addition, the costs associated with the core engineering function are expected to increase as the core technology platforms are integrated with speaker verification technologies.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $1,532,000 for the three months ended April 30, 1996, from $1,002,000 in the corresponding prior period. The increase is due to an increased fixed asset base of telecommunications equipment, resulting from increased correctional facilities installed by the Company and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation from office equipment. The Company expects depreciation and amortization to continue to increase as the number of installed correctional facilities served increases and as it purchases additional telecommunications and office equipment. In addition, amortization of the patent license rights acquired from SpeakEZ, amounted to $112,000 for the quarter ended April 30, 1996.

         Interest expense, net. Interest expense increased to $122,000 for the three months ended April 30, 1996, from $74,000 in the corresponding prior period. The increase was primarily attributable to an increase in the amount of indebtedness. Interest income was not significant for the three months ended April, 30, 1996 and 1995. The reduction was due to the use of the proceeds from the Company's initial public offering, such funds were previously invested in short term investments. The Company anticipates interest expense to increase as the Company increases outstanding debt under its line of credit agreement.

Nine Months Ended April 30, 1996 and 1995

         The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended April 30, 1996 and 1995.

                                                             NINE MONTHS ENDED APRIL 30,
                                                           -------------------------------
                                                              1996                 1995
                                                           -----------           ---------
   Revenue:
       Telecommunications services                              90  %                86  %
       Direct call provisioning                                 10                   14
                                                            ------                -----
           Total revenue                                       100  %               100  %


   Expenses:
       Operating costs and expenses                             49  %                50  %
       Selling, general and administrative                      19                   17
       Research and development                                  7                    3
       Depreciation and amortization                            17                   13
                                                            ------                -----
         Operating income                                        8                   17
       Interest expense, net                                    (2)                  (2)
                                                            ------                -----
        Earnings before income taxes                             6                   15
       Income taxes                                             --                   (1)
                                                            ------                -----
         Net earnings                                            6  %                14  %
                                                            ======                =====


         Total Revenue. Total revenue increased 26% to $24,693,000 for the nine months April 30, 1996 from $19,522,000 for the corresponding prior period. This increase resulted from a 33% increase in telecommunications services revenue to $22,335,000 for the nine months ended April 30, 1996, from $16,848,000 in the corresponding prior period, due to a 35% increase in call volume to 58,696,000 resulting primarily from an increase in the number of installed sites. Due to the Company's significant growth in market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $825,000 during the nine months ended April 30, 1996. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as additional existing customers reach contractually agreed upon call volume discounts. Direct call provisioning revenue decreased as a percentage of total revenue due to the increase in telecommunications services revenue. The dollar decrease in direct call provisioning revenue was due to conversion of sites serviced to transaction based fees.

         Operating costs and expenses. Total operating costs and expenses increased to $12,139,000 for the nine months ended April 30, 1996, from $9,727,000 for the nine months ended April 30, 1995, but decreased as a percentage of total revenue to 49% from 50% in the corresponding prior period. Total operating costs and expenses as a percentage of total revenue decreased two percentage points due to the increase in telecommunications services revenue which has a higher margin than direct call provisioning. This was offset by a one percentage point increase in operating costs and expenses caused by the effect on telecommunications services margins of volume discounts. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts, and billing charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended April 30, 1996 and 1995.

                                                                                    NINE MONTHS ENDED
                                                                         -----------------------------------
                                                                            APRIL 30,             APRIL 30,
                                                                              1996                  1995
                                                                         -------------           -----------
                      Operating costs and expenses:
                        Telecommunications services                            44   %               43   %
                        Direct call provisioning                               98                   94


         Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 44% from 43% in the corresponding period. During the current period there was a decline in margin for telecommunication services because of volume discounts. This caused a two percentage point increase in telecommunications services operating costs and expenses. This was offset by a one percentage point decrease due to a change in the mix of revenue and costs within telecommunications services between site services and validation services. Validation services are billed to customers at minimal margins. Direct call provisioning costs increased as a percentage of corresponding revenue to 98% for the nine months ended April 30, 1996, from 94% in the corresponding prior period. This percentage increase is primarily attributable to an increase in local and long distance expenses and personnel cost for sites added subsequent to April 30, 1995. In addition, bad debt expense increased as a percentage of revenue to 16% for the nine months ended April 30, 1996 from 15% in the corresponding prior period. The bad debt expense is based upon the estimates provided by the Company's billing agent.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,762,000 for the nine months ended April 30, 1996, from $3,391,000 in the corresponding prior period, and increased as a percentage of total revenue to 19% from 17%. The dollar increase was $1,371,000. This amount consists primarily of approximately $567,000 for cost of salaries for administrative personnel and related expenses (including contract personnel), $272,000 for legal expenses, $158,000 in insurance costs, and $70,000 in public reporting expenses. The increase in salaries and contract personnel is due to growth in the infrastructure to support current inmate operations and the new speaker verification technology. The increase in legal is due to a variety of legal actions. The increase in public reporting expense and insurance relate to the amount of time the company was a public company in the comparative periods.

         Research and Development Expenses. Research and development expenses increased to $1,470,000 for the nine months ended April 30, 1996, from $542,000 in the corresponding prior period, due to the addition of personnel to support speaker verification technology and for support of integrated applications between the current core technologies and speaker verification.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $4,262,000 for the nine months ended April 30, 1996, from $2,480,000 in the corresponding prior period. The increase is due to an increased fixed asset base of telecommunications equipment, resulting from increased correctional facilities installed by the Company and due to the Company's continued investment in its data network for verification procedures. In addition, amortization of the patent license rights acquired from SpeakEZ amounted to $237,000 for the nine months ended April 30, 1996.

         Interest expense, net. Interest expense decreased to $472,000 for the nine months ended April 30, 1996, from $518,000 in the corresponding prior period. The decrease was primarily attributable to reduction in indebtedness. Interest income was not significant for the nine months ended April 30, 1996 as compared to $52,000 for the corresponding prior period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically relied upon shareholder and commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash from financing activities during the nine months ended April 30, 1996. The net cash provided by financing activities in the nine months ended April 30, 1996 was $957,000. Cash provided by operations contributed $5,585,000 of cash flow for the nine months ended April 30, 1996, as compared to $763,000 used in operations for the corresponding prior period. The change in cash provided by (used in) operations was primarily attributable to increases in net earnings, adjusted for depreciation and amortization and a decrease in the net change in operating assets and liabilities.

         Cash used in investing activities was $7,197,000. This included capital expenditures of $6,766,000 for the nine months ended April 30, 1996 as compared to $12,194,000 in the corresponding prior period. The capital expenditures for the nine months ended April 30, 1996 were mainly for telecommunications equipment. The reduction in capital expenditures was due primarily to the reduction in the number of systems installed for the comparative periods. Additional investing activities included the cash portion of the purchase price of SpeakEZ. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems. In addition, office equipment expenditures will increase to support current inmate operations and the new speaker verification technology.

         Management believes that cash from operations and available borrowings under a $10,000,000 line of credit arrangement should be sufficient to fund the Company's operations and anticipated new installations and potential installations for speaker verification technologies for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

                          PART II.   OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 None

ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

ITEM 5.          OTHER INFORMATION

                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 A.       27.     Financial Data Schedule
                 B. No reports on Form 8-K were filed during the three month period ended April 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  T-NETIX, Inc.
                                                  -------------
                                                  (Registrant)



Date     June 13, 1996
     ----------------------       By          /s/ Alvyn A. Schopp
                                     -------------------------------------------
                                                   (Signature)
                                      Alvyn A. Schopp, Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                    Exhibit Description                      Page
- -------                   -------------------                      ----
 27.                Financial Data Schedule