Form 10-K405
period 1996-07-31
T NETIX INC
filed 1996-10-29
CIK 929757

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                        ----------------------------
                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

-----------------------------------------------------------------------------

FOR THE YEAR ENDED JULY 31, 1996                COMMISSION FILE NUMBER 0-25016

                                T-NETIX, INC.
--------------------------------------------------------------------------------
           (Exact Name of registrant as Specified in Its Charter)


              COLORADO                                     84-1037352
----------------------------------------      ----------------------------------
    (State of Other Jurisdiction                       (I.R.S. Employer
       of Incorporation)                              Identification No.)

       6675 SOUTH KENTON STREET
       ENGLEWOOD, COLORADO                                    80111
----------------------------------------      ----------------------------------
(Address of principal executive offices)                    (Zip Code)


  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (303) 790-9111
--------------------------------------------------------------------------------

  Securities registered pursuant to Section 12(b) of the Act:    NONE.

  Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK
                                                                 ------------
                                                               (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 15, 1996, was approximately $63,748,295.

The number of shares outstanding of the Registrant's common stock as of October 15, 1996, was 8,177,868.

The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed prior to November 30, 1996, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of this Form 10-K.

                        FORM 10-K CROSS REFERENCE INDEX

Page
                                    PART I
                                    ------


Item 1   Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 3   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 4   Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . .  22

                                   PART II
                                   -------

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters  . .  23
Item 6   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 8   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .  33
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . .  33

                                   PART III
                                   --------

Item 10  Directors and Executive Officers of the Registrant   . . . . . . . . . . .  33
Item 11  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . .  33
Item 12  Security Ownership of Certain Beneficial Owners and Management   . . . . .  33
Item 13  Certain Relationships and Related Transactions   . . . . . . . . . . . . .  33

                                   PART IV
                                   -------

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . .  33

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

T-NETIX, Inc. (the "Company" or the "Registrant") provides advanced call processing and fraud prevention technology to the telecommunications and other service industries. The Company's primary customers include AT&T, Bell Atlantic, GTE, NYNEX Pacific Telesis, Southwestern Bell and U.S. West. These customers use the Company's products and services to provide annually over 80,000,000 inmate collect calls in over 750 correctional institutions. The Company's products and services include comprehensive transaction processing, call management and identification systems for the corrections industry and special-purpose speech processing software and systems. Most of the Company's current products are based on proprietary software, the most critical of which are patented or patent pending, and a combination of proprietary and "off-the-shelf" electronic hardware. These systems are designed to be flexible delivery platforms which are easily integrated with its customer's networks and information systems. The Company's revenue stream is mostly recurring, as a result of the Comapny historically generally charging for its services on a fee per transaction processed basis over the long term contracts.

In October 1995, the Company acquired SpeakEZ, Inc. (SpeakEZ). SpeakEZ is a wholly-owned subsidiary. The Company is marketing new fraud prevention products and services based on its SpeakEZ biometric identification technology. Developed by SpeakEZ, this technology uses "voiceprints" or speech patterns as a means to verify or determine an individual's identity. The Company believes SpeakEZ Voice Print(sm) products to have a particular applicability to the fraud problems experienced by the financial services, telecommunications and security industries.

The Company's objective is to be a leading provider of innovative fraud prevention and identification products and services to the global telecommunications, financial services and security industries. The Company believes that it expansion into these new markets will be assisted by its strategic relationships with its customers, its network integration expertise and its national service infrastructure. To date, substantially all the Company's revenues has been derived from its corrections industry call processing services.

TELECOMMUNICATIONS INDUSTRY BACKGROUND

In recent years, the telecommunications industry has become increasingly competitive. In the U.S., established service providers such as AT&T and the RBOCs are experiencing intense competition in long distance and local services from other providers such as MCI and Sprint, numerous re-sellers and specialized service providers. Competition in the long distance market is expected to increase as a result of the Telecommunications Act of 1996 which will permit AT&T and the RBOCs to compete with each other in their respective markets. Additionally, Competitive Access Providers or "CAPS" have begun to offer access alternatives, while traditional cable television providers can offer dial-tone services over their cable distribution networks. Wireless operators, including Personal Communications Services ("PCS") operators, are expected to offer services which will compete with both local dial-tone and long distance services. The international telecommunications services industry is also facing significant changes. Many countries are privatizing their state- owned telecommunications monopolies, while others have begun to open their markets to competition through deregulation.

Telecommunications service providers compete on the basis of price, service differentiation and the introduction of new services. Technologies which enable these providers to lower the costs of delivering their services and to introduce new services are increasingly important. In addition, many local and long-distance providers "outsource" certain support operations to third parties which offer more cost-effective and flexible alternatives to internal solutions. By doing so, service providers are able to develop services for customers with special needs and to reduce the time required to introduce such services into the market. As a result, the Company believes that new business opportunities are being created for third-party organizations that can provide these technologies.

The Company is addressing this market opportunity by offering services which lower costs through automated call processing, lower bad debt charges through fraud prevention, increase the level of customer service and integrate the end-user's information management requirements through full-service support.

MARKETS

TELECOMMUNICATIONS - WIRELINE

Public Communications services, broadly defined as calls not billed to the originating telephone, includes local and long-distance credit and pre-paid card calls, third-party calls and collect calls. These calls typically require specialized network-based functionality to facilitate billing, call handling and account validation. As a result, Public Communications calls generate higher per-call revenues than standard residential and commercial calls.

While the industry has almost universally automated calling card calling to reduce processing costs, the automation of collect and third-party calling has presented greater challenges due to the customized handling required for these calls. Such requirements include the need to identify the caller to the billed party, to obtain billing acceptance, and in some cases, verify the callers billing authority. Moreover, automation of these services by the major call providers faces significant technological hurdles, since their networks were historically built upon a framework of large network switches designed to reliably process a high volume of calls with few customized features. The need to meet these challenges has created an opportunity for vendors such as the Company to (1) provide custom call processing services through premises-based equipment, adjunct call processing platforms or other proprietary technology that is integrated within the telecommunications network and (2) to offer validation of information associated with the call or calling party.

Specialized call processing within the Public Communications market requires the development of advanced capabilities such as control of outgoing calls, flexible billing procedures and easy-to-use speaker identification and verification procedures. The Company believes such services are also applicable to calling card, bill-to-third number, and debit or pre-paid calling.

In addition to the call processing challenges facing the Public Communications providers, the entire telecommunications industry is focused on finding effective solutions for fraud prevention. According to a report published by Telecomm and Network Security Review the industry suffered over $3.325 billion in losses due to the lack of effective means to verify or authenticate a user's identity. Without such means crooks bill long distance calls to fraudulently obtained, valid calling card accounts, bill international and long distance calls to unsuspecting homes and businesses, and "hack" into office telephone or voice mail systems to defraud long distance networks. The costs of this fraud to the carriers is reflected in its cost of services to its customers.

Early attempts by carriers to combat fraud resulted in the use of Personal Identification Numbers along with special calling card numbers. These methods, however, are cumbersome for the customer and easily compromised by the crook. In some cases, the carrier control measures cause legitimate customers' use of its services to decline or, in the worst case, to switch carriers. What is needed is a method of verifying a caller's billing authority which is natural and intuitive to the caller, yet reliable and effective at preventing fraud for the carrier. The solution must also be able to use standard telephony and easily integrated with the carrier's network.

SECURITY SERVICES - INMATE CALLING MARKET

Calls from inmates of federal, state and local correctional facilities comprise a significant segment of the Public Communications market. Inmates typically may only place calls for a limited duration, generating a high volume of calls per phone, and generally may only place collect calls, which tend to generate higher revenue per call than other types of calling. Consequently, the inmate calling market is an attractive segment to call provides.

According to the U.S. Bureau of Justice Statistics, the number of inmates in state and federal and local prisons as of June 1995 reached approximately 1.5 million. In the ensuing year, the number of inmates in federal, state and local prisons increased to an estimated 1.6 million.

The inmate calling market presents unique and substantial challenges to the call provider. Correctional facilities generally favor call providers who can manage the inmate phone systems themselves, maintain consistent service and easily process new inmates into the systems. Corrections officials generally require control features that limit the length of calls, limit the time of day calls are made, and restrict the ability of inmates to make harassing or unapproved telephone calls. The call provider must be able to customize the call control features by facility, cell block, telephone and, in some cases, each inmate. One of the unique challenges is to prevent the fraudulent bypassing of these controls through three-way calling. Inmates bypass traditional control features by calling an accomplice at an approved number and having the accomplice use three-way calling to conference a non-allowed party. Through this method, inmates have been known to harass and intimidate people, such as witnesses, whose numbers would otherwise be blocked, or to call merchants to conduct fraudulent activities.

Correctional facilities generally select telephone/telecommunications service providers on the basis of services and features provided and on the level of commissions paid to the facilities. To date, intense competition among the service providers has led to commission payments to correctional facilities at levels that the Company believes only the major service providers can afford. In addition, to win new contracts and renew existing contracts, call providers must differentiate their services from the competition. They do so by offering advanced call control services as well as additional complementary services such as booking and identification processes, trust fund and commissary automation and management, investigatory support and jail management support systems.

TELECOMMUNICATIONS - WIRELESS

According to Cellular Telecommunications Industry Association ("CTIA"), wireless fraud in the form of "cloned" cell phones, cost domestic carriers a staggering $650 million or about 4% of revenues in 1995. Part of the root of this problem is the ease with which analog cellular phones' electronic serial and identification numbers can be copied off the air waves and reprogrammed into another illegal or "cloned" cell phone. While digital technology is expected to somewhat solve this problem, over 80% of the existing 33 million cell phones in the U.S. use analog technology and the U.S. carriers are many years and many millions if not billions of dollars away from converting their networks and users to digital technology.

To address this compelling issue, cellular carriers are implementing interim fraud prevention technologies such as PIN, RF Fingerprinting and A-Key Authentication for use in their home markets. Because of the high costs of acquiring and implementing these technologies, they are not universally adopted by all carriers. They are for the most part deployed in the highest fraud markets such as New York and Los Angeles by the largest carriers. Other small carriers in other markets either use less technologically sophisticated methods such as PIN or post-call analysis to combat fraud or simply have no protection.

In the cellular fraud business, as with other types of crime, crooks seek the path of least resistance. As some carriers implement home market fraud protection, crooks either re-locate the criminal enterprise to less-protected markets or, as is most often the case, stay at "home" and clone the cell phones of unsuspecting callers who "roam" into their territories. This phenomena is borne out of by the latest industry statistics which put roaming fraud at an estimated 30%, or over $200 million, of the total industry fraud. This would suggest that about 10% of the total industry roaming revenue of approximately $2.1 billion is lost to fraud. The fact that roaming revenues constitute much of a carriers revenue growth and profit potential make this problem even more compelling.

Cellular carriers are looking for a solution to this problem. Some have implemented "brown-out" policies which simply deny roaming service to their subscribers in the high fraud markets. Of course not only do these practices sacrifice "good" revenues, but risk the "churn" of the customer to a competing carrier because of the perceived poor service. Others carriers are looking to extend their home market fraud prevention technologies to the roaming environment. But as different carriers deploy different technologies, the barriers to interoperability and carrier cooperation become more challenging.

Another phenomena experienced by carriers who have implemented digital cellular networks, principally the European carriers, is the evolution of the type of fraud they experience. Because cloning of digital phones is arguably impracticable (at the moment, at least) crooks resort to cell phone theft and subscription fraud to continue their fraud business. In the UK, the cost of this wireless fraud is estimated at $150 million annually. This type of fraud differs from "cloning" fraud because the cell phone or device is "authenticated" or otherwise legitimate. The fraudulent part is the user. Digital cellular technology, and the home market technologies such as RF Fingerprinting and A-key Authentication only verify the device - not the user.

What is needed is a means by which home market and roaming calls can be easily verified at the individual user, rather than the device level. Verification technology is preferred when easy to use, i.e., not requiring the dialing of digits or the memorization of PINs or other codes or passwords. The use of the technology must be interoperable between carrier networks and cost effective to implement.

FINANCIAL SERVICES MARKET

A Nilson Report recently estimated domestic credit card fraud losses to be in excess of $1.5 billion last year alone. Overall, fraud is estimated to cost the industry in excess of several billion dollars per year and is on the increase. Credit card fraud, check forgery and wire transfer fraud, are at all time highs. Concurrently, the financial services industry is experiencing explosive growth in "virtual" or remote banking transactions. Financial institutions, seeking the cost efficiencies inherent in telephony and network-based transaction processing, seek to implement automated, albeit "depersonalized" customer interaction systems. These factors lead to increased anonymity, the breeding ground of criminal enterprise.

To counter this burgeoning fraud dilemma, financial institutions are examining and deploying technologies which not only automate many customer transactions or interactions but also determine the identity of remote customers before the transaction is permitted. Many institutions are using Interactive Voice Response ("IVR") technologies which when integrated with the institution's telephone systems, provide the means to automate common customer transactions. Typical IVR systems are recorded or synthetic voice prompts to provide the following customer interaction: automated answering of the customer call, solicitation of the customer ID or account number through the customer's use of his telephone keypad; presentation of an action menu to the customer; voice- prompted guidance through the chosen action; and integration of the customer input into the institutions' MIS application. The action items usually offered to the customer during the IVR session commonly include account balance and available credit queries, billing balances and payment status; order or trading status; account maintenance such change of billing address; and transfer of funds between same customer accounts. A more recent trend by certain large financial institutions is to expand the customer's automated account activities to include wire transfer; funds transfer to creditor and other accounts; and trading of securities and mutual funds.

In addition to the use of IVR technologies, financial institutions are rushing to deploy new automation technologies such as: "virtual branch banks" such as enhanced Automated Teller Machines ("ATM"); card-based technologies such as debit, cash or "smart" cards; and PC-based Home and Internet Banking. These latest technologies provide the customer with greater interaction, account control access capabilities and help the institution achieve its automation goals. These expanded capabilities, however, significantly increase risk exposure of the institution and its customers. Without adequate customer identification, these automated, impersonal capabilities promote criminal opportunity.

The only security element currently used in most of these automated processes is a Personal Identification Number or PIN. PINs have many disadvantages from both the user and security perspectives. Users dislike PINs because they are not intuitive, most often not chosen by the user, and intrusive and difficult to remember among other reasons. PINs can be easily comprised through user observance or "shoulder-surfing", customer service manipulation, account maintenance abuse, transaction recording and intercept and many other criminal methods.

To address the shortcomings of PIN utilization, financial institutions are evaluating the use of newer, biometric identification technologies. These technologies include electronic signature analysis, eye retinal or iris comparison, electronic fingerprint identification and speaker verification. Besides the performance characteristics of the approaches. financial institutions are also concerned with the cost and implementation aspects of the technology integration and customer perception or the human factors. Ideally, the identification method should be natural and intuitive to the user, physically non-intrusive and easy to implement without the requirement of special hardware or devices.

PRODUCTS AND SERVICES

The Company's primary focus in the design of its products and services is to provide innovative, software-based solutions to very costly "niche" problems with which major services providers are faced. The Company believes this approach to result in a willingness of its customers to pay more value for these solutions and thus an opportunity to generate higher margin revenues. Also important is the ease with its solutions are supported by available hardware and operating systems and integrated with its customers in-place networks.

These products and services provide specific, caller-level customization and advanced call processing capabilities to the Company's customers' service offerings. Combined with the full service delivery option, the Company's advanced call processing solutions provide its customers with services which can be differentiated from that of the customer's competitors and which lower the cost of providing such services.

INMATE CALLING PRODUCTS

Currently, all of the Company's revenue is derived from the services it provides to its customers for use in correctional facilities. The Company's products and services for the inmate calling market include a comprehensive set of technological and administrative features which provide call control, fraud prevention and systems integration capabilities. The Company offers the following advanced features for each phase of the calling process:

Pre-connection Restriction Features. Unlimited individual number blocking capabilities; personal identification number ("PIN") operation with allowed or denied number lists; SpeakEZ Voice Print(sm) speaker verification technology; restrictions based on calls per time period per inmate; restrictions on the number of call attempts versus completions; restrictions on calls to a single number; and real-time billed number validation by external database query.

Call Connection Automation. Automated operator; debit or collect calling operation; custom call announcement and identification of facility and call provider; customized introductory messages such as the possibility that the call may be recorded; PIN-based automated inmate caller identification by which the inmate is identified to the called party through a pre-recorded statement of the inmate's name in his own voice; active billing acceptance which requires the called party to respond with a key-press to accept the inmate call; and multi-lingual and international call processing.

Post-connection Services. Three-way call detection/prevention technology based on the Company's patented Strike Three!(TM) technology that prevents inmates from bypassing control features through three-way calling; "Hot Number" operation, a real-time alert feature based on inmate PINs, destination number or originating telephone number; automated attorney-client confidentiality which precludes recording or monitoring of calls between the inmate and his attorney; and comprehensive system reports for billing, administrative, law enforcement and investigative support purposes.

PIN-LOCK(sm). The Company recently announced another technological innovation-PIN-LOCK(sm), Inmate Caller Verification Service, expected to increase the competitive advantage provided by its patented Strike Three!(TM) technology. Before this innovation, inmates would use another inmate's PIN to subvert call restriction controls. PIN-LOCK(sm) prevents this practice by denying the call if there is not a match with the proper inmate's "voice print". The Company believes this technology will greatly enhance the security of its call processing systems.

Corrections Systems Integration Applications. The Company's customers offer additional services as an off-set to higher commission payments to win new and retain existing inmate calling contracts. The Company offers to its customers an expanded set of integrated automation, identification and management applications. The Company's integration design focuses on inmate identification. Identification attributes such as voice print, PIN, Video Digital Image, recorded conversations and bar codes are common to the various corrections applications. The individual applications offered by the Company include the following:

    Trust Fund and Commissary. The Company's Trust Fund/Automated Commissary system ("TFC") provides for a fully- integrated, point-of-sale commissary or canteen operation including inventory management, using the inmate bar coded-ID card for transaction processing. The commissary purchases are electronically processed on a cashless, electronic funds transfer basis, through the trust fund accounting system provided by the Company.

    Tel-Base Investigative Services and Recording Access Management. Tel-Base provides tools to monitor inmate telephone usage for abuse and criminal conduct. The user-friendly interface permits corrections officers to sort and identify calls using a variety of search criteria including by PIN, destination number, originating telephone, etc. Through the Recording Access

    Management (RAM) application, officers can designate certain calls to be recorded onto magnetic digital or analog tape. Calls can be selected for playback of the recorded conversations and the officer can record notes of the conversation and append these notes as text files to the investigative file. Call detail information is provided by the inmate calling application. The integration of the call management system with the recording system is very beneficial to the corrections officer who previously had no efficient means of relating telephone calls to specific recorded conversations.

    By facilitating the concentration and selection of calls for recording, RAM requires much less recording capacity than the typical one-recording-channel per phone arrangement. The savings in recording capacity provides cost savings benefits to the Company's customers.

    Video Imaging/ Inmate Management. Video imaging is used primarily for admission and release identification purposes. Corrections officers use a Company-provided work station to take a digital image or snapshot of an inmate, input pertinent information, such as allowed/denied calling numbers, medical requirements, currency on hand, etc., and print an identification card or wrist band which contains the bar-coded representation of the inmate identification number or other code. This data is saved in data bases, with the inmate calling application, the TFC system, and Tel-Base investigative and Recording Access Management applications. The Company's Video Imaging/ Inmate Management System eliminates the costly and cumbersome manual photography process typically used today.

SPEAKER VERIFICATION PRODUCTS

SECURITY SERVICES

The Company believes one of the key applications of SpeakEZ Voice Print(sm) technology is the use of speaker verification for secured-area access. Most current security technologies use some form of card-identification or pass-key
- as the basic identification medium for access to secured areas. Since cards can be lost, stolen or replicated and used by non- authorized personnel, security is significantly enhanced through the addition of biometric identification technology. The Company plans to address these market demands by developing products to address such security needs.

TELECOMMUNICATIONS - WIRELINE

SpeakEZ Voice Print(sm) technology could have a major impact on types of criminal activity which contribute to the industry's $3.3 billion fraud problem. By requiring a match between the speech pattern of the caller and the authorized customer, illegally obtained PINs and calling card numbers are useless to the crook. The Company's Speaker Verification Service(sm) ("SVS") application provides these capabilities through its enrollment and verification processes. Through the service support organizations of carriers subscribing in the future to the Company's services, authorized callers are "enrolled" into the SVS system. This process is fully automated and requires the authorized caller to state her password, usually her name, 3 or 4 times in response to the Company's IVR prompts. In less than a minute, the technology prepares a "voiceprint", or digital code which represents the speech pattern of this caller. The voiceprint data is then uploaded into the verification system data base. When the caller attempts to make a call of the type for which SVS is applicable - typically a call which will be billed to another number or account and which originate from a pay telephone or hotel phone - the carrier's network will route the caller to the SVS platform for verification. Verification consists of a request to the caller to state her name or password and a nearly instantaneous analysis of the match between the current caller's voiceprint with that of the stored voiceprint of the authorized caller. In the verification process, the SVS system produces a confidence coefficient of voiceprint match. This coefficient enables the carrier to set variable thresholds in the verification or rejection of call attempts.
If the caller's voiceprint meets the established pass threshold, the call is completed through the carrier's network. In the event the caller's voiceprint does not meet the carrier's threshold, the caller is transferred to customer care representatives for further validation information.

Through the use of SpeakEZ Voice Print(sm) SVS, the carrier's level of network billing security will be greatly enhanced. Because caller voiceprints are unique to the individual, they cannot be copied and if "stolen"; i.e., learned, overheard or recorded, are nonetheless useless to the criminal. Also, because the caller uses her name or some other short, intuitive phrase for verification purposes, the caller inconveniences of PIN utilization are avoided. SVS runs as a software application program on the Company's Adjunct Processors so it is easily integrated with the carrier's network.

SVS is being marketed to the Company's current telecommunications customers as well as to other major domestic and international telecommunications companies. Recently, AT&T began testing SVS to be used for account billing verification on some of its most fraud-prone long distance services.

TELECOMMUNICATIONS -WIRELESS

The Company's wireless solution Voice Verifi-Air(sm) uses SpeakEZ Voice Print(sm) technology to verify the identity of the roaming cellular caller. Similar in function to the SVS application, Voice Verifi-Air(sm) , compares a cellular caller's password utterance or voiceprint, with the stored voiceprint of the authorized caller. With Voice Verifi-Air(sm) ("VVA"), the Company provides the carrier with subscriber enrollment support, through IVR-driven interfaces with the carrier's customer care center. The subscriber enrolls his voiceprint with VVA in the standard manner for SpeakEZ Voice Print(sm) applications - by stating his password 3-4 times. The subscriber's voiceprint is then linked to the subscriber's Mobile Identification Number or MIN.

To verify cellular roaming calls it is necessary to intercept the call and route it to the network system on which VVA is available. The Company intends to enter into a strategic relationship and services provisioning agreement with established companies who have the wireless network infrastructure to accomplish to the call interception and routing tasks. Recently, one such company, GTE Telecommunications Services, Inc. (GTE-TSI"), the cellular service subsidiary of GTE MobileNet, announced their decision to trial the Company's Voice Verifi-Air(sm) application as part of their FraudForce service offering. GTE-TSI's technology for intercepting and routing wireless roaming calls, a service generally referred to as Roamer Verification Reinstatement or "RVR" was recently endorsed by CTIA.

When a subscriber travels to a market or city in which the subscriber's home carrier uses GTE-TSI's FraudForce or similar services, GTS-TSI's RVR service will intercept the call and route it the Company's Voice Verifi-Air(sm) platform for voiceprint verification. If the confidence coefficient resulting from VVA's voiceprint match exceeds the pass threshold established by the carrier, the caller's roaming session will be enabled. If the threshold is not attained, the caller will be routed to the carrier's customer care center for additional verification information.

Unlike technology for home market verification, Voice Verifi-Air(sm) validates the identity of the caller - not the cell phone or device. Because of this fact, the Company believes its SpeakEZ Voice Print(sm) technology will be effective at controlling other kinds of wireless fraud, such as subscription fraud and cell phone theft. This factor along with the avoidance of major capital investments by the carrier and RVR infrastructure, should make VVA an attractive solution to the cellular carriers' roaming fraud problems.

FINANCIAL SERVICES MARKET

The SpeakEZ Voice Print(sm) technology for the commercial market field is Customer Verification Service(sm) (CVS). CVS is designed for use by banks, brokerage houses, insurance companies, and other financial institutions to authenticate customer transactions. CVS can work in conjunction with an overall plan to provide the very best in customer service while at the same time protecting the financial institution from fraudulent transactions from unauthorized persons. Access to services would only be permitted when requested by individuals whose voice print is on file and whose real- time password utterance matches the stored voice print.

A customer simply dials the access number to the financial institution's call center. The customer is then instructed to enter his/her Personal Identification Number (PIN) or account number. The SpeakEZ Voice Print(sm) system's Voice Response Unit (VRU) prompts the caller to speak the password which was previously established by the caller in the enrollment process. At this stage, the system analyzes the characteristics of the caller's statement of the password (Feature Extraction) and characterizes its tonal aspects (Modulation Model). The process also results in characterization and isolation of the channel environment (i.e., line type, hand-set type).

The account number data is indexed to the authorized caller's voice print as a result of the enrollment process. The stored voice print is then accessed from the T-NETIX Voice Identification Data Basesm (VIDB). The voice print of the authorized caller, which is stored in the form of a pattern classifier, is used to process the utterance. Through the use of the Neural Tree Network, a nearly instantaneous (300-500 milliseconds) response is obtained that consists of a coefficient which indicates the confidence level of the match. The financial institution determines the confidence or "matching" level at which the call is to be denied, allowed or referred (transferred) to a live operator for assistance or further screening. The entire process, including the VRU prompts, is accomplished in less than five seconds.

The Company believes CVS will be cost effective and easy to implement for the financial institution. The caller uses an ordinary office, home or public telephone - unlike other biometric identification technologies such as fingerprint, signature or retinal scans, no special hardware or devices are required at the "point of sale". CVS is client server and network-based. It can run in Window-NT and OS/2 and will support the prevalent Interactive Voice Response ("IVR") and Computer Telephony Integration ("CTI") environments. CVS is near completion of its integration with IBM's DirectTalk/Call Path systems Dialogic's Antares offerings. Currently, several major financial institutions are evaluating the performance, integration, and customer acceptance aspects of CVS.

SYSTEM ARCHITECTURES AND TECHNOLOGY

Call Processing Technology

The Company's proprietary technology is designed for the specialized call processing environment and includes the Company's system architectures consisting of microprocessor-based line cards connected to multiple host processors by fiber-optic local area networks. The host processors consist of dual 386, 486 or Pentium microprocessors. System features are implemented through a combination of proprietary software and database management applications. The Company uses and supports a variety of network interfaces including 2-wire and 4-wire, T-1, ISDN and Feature Group D to interface with its customers' networks. Remote system management and real-time system diagnostics across the Company's wide area frame relay network is provided through the Company's network operations center which operates 24 hours a day.

The Company's system architectures are fault tolerant, with redundancies provided for critical operations. The multiple host processor design provides backup in the event one host fails. If a local area network link or multiple host processors were to fail, the line cards can operate as stand-alone call processing systems. Moreover, call record data is stored in several media at the line card and host processor level to ensure against call data loss. This distributed and redundant design is highly reliable and reduces the probability of complete system downtime.

The proprietary technology referred to above can be deployed to service providers in varying methods. In both the premises and network architectures, the telephones and the interconnecting network lines are usually provided and maintained by the Company's customers at their cost. Typically, the Company owns, installs and operates at its cost the systems which interface with the customers' telephones and their networks.

Correctional Industry Systems Architecture

The Company has developed both premises-based and network-based systems to provide flexibility in the provision of inmate calling services by its customers. The Company's premises-based systems are located in secure areas of the jail or prison and are operated by the Company's system administrators. In a typical installation, microprocessor-based controllers, or "line cards," are positioned between the customer-provided inmate telephones and their network access lines.

Unlike the premises-based systems, the network-based systems are not directly connected to the inmate telephone. Instead, calls originating from the inmate telephones are switched to the Company's equipment, located in leased commercial office space referred to as a "point of presence" ("POP"), through a software routing instruction programmed into the local carrier's central office switch. The Company's network-based systems offer higher utilization per line card and are deployed without requiring the installation of any of the Company's equipment within the correctional facility.

The Company's latest network-based system (T-NET(TM)) is the adjunct architecture. T-NET(TM) is designed in stand-alone and network-based configurations. The stand-alone T-NET(TM) systems are located in POPs, usually in close proximity to the customer's network switch. The T-NET(TM) adjunct is designed to work with the #5ESS switch, offering advanced call processing services in a manner transparent to the larger AT&T network.

Currently, the Company has deployed 57 stand-alone T-NET(TM) systems and 15 T-NET(TM) adjunct systems for AT&T. Also, the Company has installed a large stand-alone system for an RBOC customer located in the customer's central office. The Company intends to migrate all stand-alone T-NET(TM) systems to adjunct systems as they are developed and deployed. Both systems have been designed with this migration process in mind, so most of the system components are compatible.

The first version of the T-NET(TM) adjunct system was jointly developed with AT&T Bell Labs to interface with the #5ESS network switching system. The first of 33 such adjuncts was deployed in an AT&T switching office in Atlanta, Georgia. The adjunct version of T-NET(TM) has several economic advantages over its stand-alone version. For example, the Company can obtain 100% coverage of the U.S. by deploying in 33 geographic locations compared to 200 potential sites for the stand alone version. This greatly reduces the Company's system administration, office leasing and operating costs. Additionally, the new version has enhanced interfaces with AT&T's billing and fraud databases which eliminates several back office support functions currently being provided by the Company's Denver Data Center.

Speaker Verification Technology

SpeakEZ Voice Print(sm) technology is proprietary software which compares the speech pattern of a current speaker with a stored digital voice print of the authorized person to confirm or reject claimed identity. The technology can be used in a text independent or text dependent mode and is being adapted to perform identification (no preclaimed ID such as a PIN). The technology is both language and vocabulary independent. The system uses a combination of neural network technology and decision trees called a "neural tree network." Each node of the system's decision tree consists of a single neuron. Training of neurons requires four or five repetitions of a user-defined password (text dependent) or a small sample of speech (text independent) and applies "discriminant training" to the input. This discriminant training contrasts acoustic features of the speaker being enrolled with features for all the speakers already enrolled in the system. During verification, each neuron must decide whether acoustic features of the spoken input are more like those of the person whose identity is claimed or more like those of all other speakers in the system. Speakers are enrolled using a personal abbreviated password, typically the person's name, which they must say before being allowed to place a telephone call or perform a transaction. The password utterance is then compared to the stored print for that allowed user or users. The user population can be large and varied. The system can reside on the public network as an intelligent peripheral or can be placed as an adjunct servicing a customer phone system or PBX. In a cellular environment, the system can be an adjunct to the Mobile Service Center (MSC). The system also operates on T-NETIX, Inc.'s Adjunct Processor ("AP") platform.

The first point of integration with a customer is accomplished through trunking between the AP and a customer's Call Center PBX/ACD. This interface permits the transmission of the account number or other relevant data from the caller in the event that the Account Number Data or other relevant data is not provided via the integration of the AP with the Computer Telephone Integration
(CTI) Server. The voice path interface also permits the AP VRU to prompt the caller to speak their password and allows the speaker verification process to be performed. At the conclusion of the SpeakEZ Voice Print(sm) speaker verification process and based on the customer-selected post-processing instructions, the call is released back to the PBX/ACD for either normal processing or to be transferred to an operator center for further handling.

The second point of integration is the customer's data base usually associated with the fraud management system. This data integration provides the capability to keep current the T-NETIX VIDB(sm) and for the transmission of management and fraud alert reports from the T-NETIX AP to the customer's fraud management system. This communication can be accomplished via the CTI link to the PBX/ACD or directly to the appropriate server.

The final point of integration that would be required is between the customer's Account Activation/ Maintenance operations and the T-NETIX VIDB(sm) enrollment process. This integration provides for the conversion enrollment of existing subscribers to the system and for the activation enrollment of new subscribers. The enrollment process itself is VRU-based with the subscriber being asked to state his/her password 4-5 times to allow the system software to construct the authorized voice print. Within minutes the system prepares the voice print, and on a regularly scheduled basis updates T-NETIX VIDB(sm) with the new subscriber identification information. As an option, the T-NETIX AP can be located as a network Point-of-Presence (POP). Calls would be routed to the AP via the carrier for the customer. The process for the customer would be similar to the Premise Delivery architecture. At the conclusion of the SpeakEZ Voice Print(sm) speaker verification process and based on the customer-selected post-processing instructions, the call is released back to the PBX/ACD for either normal processing or to be transferred to an operator center for further handling.

The benefit of this option would be the ability to handle calls potentially from multiple Call Centers and route the call appropriately once the speaker verification is completed. The interface requirements with the customer fraud management system and the Account Maintenance and Activation operations would be the same. These interfaces would also benefit from the ability to handle multiple Call Centers from a single location.

SUPPORT INFRASTRUCTURE

Call Processing

The call applications enabled by the Company's technology provide customized programming and call handling services on a per call or per person basis and require optimized systems management. The Company's systems administration employees typically assume all operational responsibilities for the Company's systems and manage the day-to-day configuration of the systems. These employees perform such functions as changing all blocking profiles for inmates and monitoring and cataloging calls and are critical to the smooth operation of the Company's systems. To deliver its services with the highest quality, the Company has adopted a Total Quality Management program. Its systems are supported by a national services organization consisting of over 177 employees covering 43 states. The Company's systems can be administered on-site or from a remote location through network management software. The Company deploys its system administrators depending on several criteria, including the size of the facility, the feature set of the facility (PIN versus non-PIN), the geographic proximity of the Company's current system administrator force and the correctional facility requirements.

A wide area network connects all of the Company's installed systems and provides for centralized collection of call and reporting data and real-time diagnostic information on the status of each major system component. The Company also uses the network to process the on-line called number validation, tele-process its call records and transmit administrative data between each location and headquarters. This call data is reformatted and provided to the customer to be incorporated in the billing process. To process calls, the Company performs real-time billed number validation by external database query over the network to an on-line database service provided by its customers. Its Denver-based network operations center provides 24-hour per day system support.

Speaker Verification

The Company's SpeakEZ Voice Print(sm) technology is designed for full service delivery or for "plug-and-play" applications. The company anticipates its SpeakEZ Voice Print(sm) software applications will be mostly customer administered.

PRICING

Transaction-based Pricing

The Company's transaction-based pricing provides a recurring, usage-driven revenue stream. In a typical arrangement, the Company operates under long-term (three to seven years) site-specific contracts with both a long-distance carrier and a local call provider. The customer pays transaction fees for each call processed by the Company, regardless of whether the customer collects the revenue for the call. The transaction fee is determined by the type of service performed by the Company and the total volume of calls processed for the customer during the monthly billing period. The Company bills these customers for transaction fees associated with calls processed during the previous month on net 30-day terms.

The Company offers its customers a volume-adjusted schedule of transaction fees which provides discounts for higher volumes of calls processed per month.
Since the discounted fees apply to all of the Company's call processing services, the customers have the incentive to increase the amount and scope of services performed by the Company.

The Company separately bills the customer for other network services required by the customer, such as on-line database queries performed as part of the collect call validation process, and for certain types of network access lines. These services are billed to the customer with minimal margins on net 30-day terms.

The Company's transaction-based pricing structure was developed in response to customers' demand for lower deployment costs and to reward customers for increased utilization of the Company's services. The Company believes that its transaction-based pricing policy differentiates it substantially from its competitors, enables its customers to rapidly deploy advanced call processing services to new sites and reinforces the relationships between the Company and its customers.

Speaker Verification Pricing

To date there have been no sales of the SpeakEZ Voice Print(sm) technology. Pricing strategies may include client-server and licensing options along with transaction based pricing.

CUSTOMERS

Inmate Calling

The Company provides its call processing services to AT&T, Bell Atlantic, GTE, NYNEX, Pacific Telesis, Southwestern Bell, US West, and other call providers. For the year ended July 31, 1996, AT&T, Bell Atlantic, Southwestern Bell and US West accounted for approximately 40%, 10%, 14% and 13%, respectively, of the Company's total revenue. No other customer accounted for more than 10% of the Company's total revenue in the same period. The Company believes that its customers have selected it on the basis of the quality and breadth of its turn-key services, the capability of its technology and its ability to price its services at competitive rates. The Company generally establishes non-exclusive master agreements with its customers which set forth the general terms and conditions, including price, under which the Company will provide its call processing services. The Company then enters into three to seven year site-specific contracts under these master agreements which govern the provision of services in specific correctional facilities. Each master agreement provides that its term is automatically extended through the term of any site-specific contract under the master agreement. Certain site-specific contracts contain early termination provisions, including penalties. The Company's services are generally evaluated by its customers against both internal and external competition. During an extensive trial or testing phase, typically lasting nine to eighteen months, the Company's delivery of services is evaluated to ensure interoperability with the customer's infrastructure.

In a typical installation at a correctional facility, the Company provides its services to AT&T, for inter-LATA calls, and one of its other customers for local and intra-LATA calls. Under this arrangement, the Company's services are provided to both customers, who, in turn, can offer a consistent service offering to the correctional facility. The Company believes this joint teaming arrangement with AT&T and an intra-LATA provider, usually an RBOC, presents a formidable competitive bid relative to the offerings of many of the Company's competitors.

The Company's strategic relationships with its customers have resulted in several important benefits to the Company:

- A significant portion of the Company's revenue has come from the conversion of its customers' existing contracts with correctional facilities. The Company has received a commitment from AT&T to convert all of its inmate calling traffic not currently serviced by the Company to the T-NET(TM) adjunct call processing platform.

- The Company and its customers jointly submit proposals to state departments of corrections and large correctional facilities for new business opportunities. The Company is providing its services to 25 such state departments (including the District of Columbia) as of July 31, 1996.

- The Company benefits from the scope of its customers' sales and marketing staffs and greater market presence.

One of the Company's longest standing and most significant strategic relationships is with AT&T. The Company believes it is AT&T's primary choice for the provisioning of its inmate calling services to correctional facilities with over 25 inmate telephone lines. The Company participates in AT&T's product team meetings to plan future services to the corrections market. Through its relationship with AT&T, the Company intends to offer its expanded and integrated corrections applications to the inmate calling market and anticipates offering other non-inmate network-based services to other markets.

Speaker Verification

There have been no sales to date for the SpeakEZ Voice Print(sm) verification technology. The Company is considering various marketing channels for distribution of such products. This may include service provider delivery and leveraging off current customer relationships. The Company has, however, established relationships for trials of applications of its SpeakEZ Voice Print(sm) technology. For example, in the wireless market GTE-TSI has agreed to test the Company's SpeakEZ Voice Print(sm) technology as the means by which the roaming callers' authenticity will be verified. GTE-TSI has indicated, that pending satisfactory performance and user acceptance, it will use the Company's SpeakEZ Voice Print(sm) technology exclusively and will commit to specific roll-out or deployment obligations.

In the wireline market, the Company has entered into a trial with AT&T for the potential use of SpeakEZ Voice Print(sm) technology to address fraud on some of AT&T's long distance services.

COMPETITION

Inmate Calling

The telecommunications services industry, especially the Public Communications sector and the inmate calling market, is and can be expected to remain highly competitive. The Company competes directly with other suppliers of inmate call processing systems that sell their products to the Company's customers, such as manufacturers of call processing equipment. These include Lucent Technologies (formerly AT&T Network Systems), NORTEL (formerly Northern Telecom, Inc.), Gateway Technologies, Inc., Harris Corporation, and Science Dynamics Corporation. The Company and its customers compete with other call providers, such as MCI and Sprint to obtain contracts for inmate calling services. Finally, the Company's systems may also compete with technologies developed internally by its customers, such as those developed by AT&T Bell Labs. The Company believes that its ability to compete in the inmate calling industry depends upon the quality of the features and services it provides, its proprietary technology such as three-way call prevention, lower cost of deployment through transaction-based pricing, the availability of on-site administrators, the flexibility it offers through both premises-based and network-based systems and the strength of its relationships with customers. However, the Company often relies on its customers to market its services to correctional facilities, which has the effect of limiting the Company's control over the outcome of competitive bidding processes.

Speaker Verification

The market for speaker verification technology is relatively new. The Company will primarily compete with speech verification companies along with established speech recognition, IVR and telephone system companies. These include AT&T, InterVoice, Inc., ITT Aerospace/ Communication, MOSCOM Corp., Texas Instruments, Veritel Corporation and Voice Control Systems, Inc., and Voice Processing Corporation. The Company believes that its ability to compete for the markets outlined previously, depends on the performance of its technology, its feature-rich nature, and the cost and ease with which it is integrated with customers networks. In addition, the Company believes existing relationships and experience strengthen its competitive position.

MANUFACTURING AND PRODUCT DESIGN

Inmate Calling

The Company designs and develops its proprietary technology for its inmate calling systems. The Company has designed eleven proprietary printed circuit boards for its products.

The manufacturing process consists of line card assembly (performed by ISO 9002 compliant subcontractors) and system integration and testing (performed by the Company). The Company's primary subcontractor purchases virtually all of the peripheral devices and components of its systems from other manufacturers.
Most of the components and peripheral devices are available from a number of different suppliers, although the Company purchases one component from a single source. Although the Company has not experienced any significant problems in obtaining required supplies and believes that alternative sources for most items could be obtained, future shortages of components could result in installation delays which might have a material adverse effect on its business. The Company has adopted inventory policies which are designed to mitigate this risk.

The final assembly and systems installation consists of rack-mounting multiple line cards, configuring the local area network, calibrating and conditioning the system and customizing software as required by the correctional facility. These procedures are performed by the Company's installers and system administrators on site, or at the point-of- presence in the case of a network-based installation. The Company strongly emphasizes quality control in the design, manufacture, installation and test phases of the product development and service delivery process.

Speaker Verification

SpeakEZ Voice Print(sm) technology is primarily software applications. The hardware necessary for implementation is primarily provided by third party manufacturers and is available from a variety of suppliers.

RESEARCH AND PRODUCT DEVELOPMENT

The Company believes that the timely development of new products and enhancements to existing products is essential to maintain its competitive position. The Company conducts research and development to enhance its existing products (including inmate calling products and SpeakEZ

Voice Print(sm) products) and to build new products , both complementary to the existing product line and in new functional areas. Delays or difficulties associated with new products or product enhancements could have a material adverse affect on the Company's business, operating results and financial condition.

During fiscal 1996, 1995 and 1994, the Company's research and product development expenditures were approximately $2.4 million, $0.7 million and $0.5 million. In fiscal 1996 approximately $1.3 million of research and product development expenditures were for the SpeakEZ Voice Print(sm) technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DIRECT INMATE CALL PROVISIONING

Prior to the establishment of its transaction-based fee structure, the Company conducted business as a private provider of inmate calling services directly to certain correctional facilities. The Company is contractually bound to continue this business operation; however, it has been converting this business to the transaction-based fee structure as contracts come up for renewal.

Additionally, the Company from time to time acquires new contracts to provide inmate calling services directly as an accommodation to certain customers in situations where the customer has a contract to provide long-distance services to the correctional facility but where the local exchange carrier is not a customer and not a member of the bidding team. In these cases, the Company then acts as the local call provider delivering a consistent level of service for all inmate calls, local or long distance.

As a direct inmate call provider, the Company buys "wholesale" call services from the call providers to be re-sold as collect calls to the inmates' called parties. The Company uses the services of third parties to bill its calls to the billed parties. The Company enters into direct contracts with the correctional facilities and pays commissions on the gross billed revenue to the correctional facilities. Because of these and other operating costs, including bad debt write-offs, the margins from this line of business are significantly lower than the Company's transaction-based arrangements and the risk is considerably higher. As a result, the Company's strategy is to continue to manage this line of business as an accommodation and expects to convert the business to the transaction basis as soon as it is practicable to do so.

REGULATION

The Company's customers, and a minor portion of its current operations, are subject to regulation by the FCC and public utility commissions of certain states in which the Company and its customers operate. Regulatory actions have impacted, and are likely to continue to impact, both the Company's customers and its operations. For example, the adoption of regulations which would encourage additional competition in the business of the Company's customers could have a material adverse effect on the amount of business done by such customers and the manner in which such business is done. A reduction in the amount of business done by the Company's customers would have a material adverse impact on the Company's revenue since such revenues are directly related to volumes of calls processed under the Company's transaction fee pricing. Changes in the manner in which the Company's customers conduct their business could have a material adverse impact on the Company if, as a result of such changes, the Company's services and features were no longer needed or desired or if the Company were not able to modify, or add to, its services in a way that meets the new market demands of its customers.

The FCC has adopted a petition filed by an industry group comprised of independent inmate call providers asking the FCC to adopt regulations modifying the treatment of the provision of inmate calling services by all LECs including the RBOCs. This petition requires the LECs to provide separate accounting records for their public communication segments which includes inmate calling. These regulations may be to require LECs to allocate more of their costs to inmate calling services, thereby making the RBOC customers of the Company less competitive in this market, which in turn could have a material adverse effect on the Company.

In 1996, Congress passed the Telecommunications Act of 1996. This legislation opens up the network of local exchange carriers to further competition, and to eliminate certain prohibitions upon LECs entering into other lines of business. The legislation (i) opens local exchange service to competition and preempts states from imposing barriers preventing such competition, (ii) imposes new unbundling and interconnection requirements on local exchange carrier networks,
(iii) removes prohibitions on inter-LATA services and manufacturing if certain competitive conditions are met, (iv) transfers any remaining requirements of the Consent Decree (including its nondiscrimination provisions) to the FCC's jurisdiction, (v) imposes requirements to conduct certain competitive activities only through structurally separate affiliates and (vi) eliminates many of the remaining cable and telephone company cross-ownership restrictions. Additionally, the legislation requires the special accounting provisions for the LECs as requested in the petition described above.

This legislation will significantly change the competitive landscape of the telecommunications industry as a whole. For example, permitting the RBOCs to provide long-distance service cause the Company's RBOC customers to become direct competitors of AT&T, which in turn could adversely affect the Company's relationships with all such customers. For example, the Company's current relationship with AT&T may foreclose opportunities to provide long distance services to its current RBOC customers, if and when they enter the long-distance market. As a result, a loss of long-distance market share by AT&T could result in a corresponding loss of market share by the Company.

In April 1992, the FCC proposed a new access plan for operator-assisted interstate calls. Currently, the site owner selects the call provider for interstate collect calls or other operator-assisted interstate calls originating from the site owner's premises. Under the proposed access plan, referred to as "billed party preference," interstate collect calls or other operator-assisted interstate calls would instead be provided by the interstate call provider chosen by the party paying for the call. The billed party preference proposal, if adopted, could immediately reduce the Company's revenue derived from existing contracts to the extent that billed parties for interstate calls currently processed by the Company select call providers with whom the Company has no relevant contractual relationship. Moreover, if implementation of this proposal leads to technological or structural changes in the Public Communications industry, it could render the Company's technology obsolete, diminish the value of the Company's customer relationships, or reduce the volume or profitability of calls originating from correctional facilities.

The foregoing discussion does not purport to describe all present and proposed federal, state and local regulations, legislation, and related judicial or administrative proceedings relating to the telecommunications industry and thereby affecting the businesses of the Company. The impact of increased competition on the operations of the Company will be influenced by the future actions of regulators and legislators who are increasingly advocating competition. While the Company would attempt to modify its customer relationships and its service offerings to meet the challenges resulting from changes in the telecommunications competitive environment, there is no assurance it will be able to do so.

PATENTS AND OTHER PROPRIETARY RIGHTS

The Company relies on a combination of patent and copyright law, non-disclosure agreements and technical measures to establish and protect its proprietary rights in its systems. The Company vigorously pursues protection of its proprietary technology and other intellectual properties. On June 7, 1994, the U.S. Patent & Trademark Office issued to the Company Patent No. 5,319,702 related to three-way call detection. The Company has filed a corresponding patent application with the patent office in Canada, but this application has not yet been acted upon. On July 23, 1996, the U.S. Patent Trademark Office issued to the Company Patent No. 5,539,812 which is a continuation-in-part of Patent No. 5,319,702. While the Company considers any patents issued to be a significant factor in enabling it to compete in the inmate calling industry, the Company believes its success is primarily dependent on the knowledge, ability and experience of its personnel, its customer service and its ongoing ability to develop services to meet its customers' needs. The Company has sought federal and state trademark protection for certain of its trademarks, including Strike Three!(TM) and T-NET(TM).

In conjunction with its acquisition of SpeakEZ, the Company has obtained certain exclusive and/or non-exclusive rights U.S. and foreign patent applications relating to the speaker verification and/or identification technology that are pending in the name of Rutgers University including one already issued U.S. Patent, i.e., No. 5,522,012 for "Speaker Identification and Verification System," which was issued on May 28, 1996. The Company has also filed a patent application in its own name for further developments in that field.

Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has and intends to continue to enforce patents issued to it and protect its trade secrets.

In December 1995, the Company was awarded a Consent Order from the U.S. District Court in Colorado as a result of a patent infringement lawsuit it brought against Communications Equipment and Engineering Corp. (CEECO). By terms of the Consent Order, CEECO admitted infringement of the Company's technology and agreed to cease the manufacturing of the infringing product. Included in the CEECO settlement, the Company was granted an exclusive license for U.S. Patent No. 4,993,062 for "Telephone Control System Including Stored Blocked and Allowed Telephone Numbers: (the "DULA Patent").

EMPLOYEES

As of July 31, 1996, the Company had 288 full-time equivalent employees in the following departments: 38 engineering and product development personnel; 18 marketing and sales personnel; 41 finance, information systems and administrative personnel; 14 production and installation personnel; and 177 field operations personnel. None of the Company's employees are subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and assembly operations are located in approximately 13,500 square feet of leased space in Englewood, Colorado. The lease for such space terminates effective December 31, 1996. In April 1996, the Company entered into a lease agreement for approximately 38,000 square feet of office space. The term of the lease is for five years and commences on November 1, 1996. These facilities are suitable and adequate for the Company's operations currently and through the end of the lease. The Company also leases 10,000 square feet in Piscataway, New Jersey, where the company's SpeakEZ Voice Print(sm) research and development operations are located. In addition, as of July 31, 1996, the Company leased 25 point of presence locations throughout the country, with a maximum size of approximately 780 square feet. These point of presence facilities are suitable and adequate for the Company's operations in these locations currently and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Except as set forth below, the Company is not a part to any pending material legal proceedings before any court, administrative agency or other tribunal. Further, the Company is not aware of any litigation which is threatened against it in any court, administrative agency or other tribunal.

                 On November 28, 1995, the Company reached a settlement with Communications Equipment & Engineering Corporation of Plantation, Florida ("CEECO") regarding the patent infringement litigation between them.

                 As previously reported, in January 1995, the Company initiated a civil action against CEECO alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection technology (the "'702 Patent"). (Tele-Matic Corporation v. Communications Equipment & Engineering Corporation, Civil Action No. 95-S-41, in the United States District Court for the District of Colorado.) On June 6, 1995, CEECO initiated an action against the Company alleging infringement of U.S. Patent No. 4,993,062 for "Telephone Control System Including Stored Blocked and Allowed Telephone Numbers: (the "Dula Patent"). (Communications Equipment & Engineering Corporation v. Tele-Matic Corporation, Civil Action No 95-6518, in the United States District Court for the Southern District of Florida.) On November 28, 1995, the parties resolved the matters involved in both lawsuits.

                 As a result of the settlement agreement, the United States District Court for the District of Colorado issued a stipulated Final Order and Judgment on December 13, 1995 which:

                          (a) Recognizes that T-NETIX' owns the '702 Patent and that the patent is valid and enforceable;

                          (b) Recognizes that CEECO has infringed the '702 Patent by manufacturing and selling three- way call detection devices; and

                          (c) Enjoins CEECO and others from manufacturing, using and selling CEECO's three-way call detection devices.

         In addition, under the settlement agreement, CEECO has agreed to pay T-NETIX an undisclosed sum of money over the next five years and has granted T-NETIX an exclusive license under the Dula Patent with the right to enforce it against others.

                 On Friday, December 8, 1995, the Company was officially permitted to join in litigation initiated by AT&T against Telequip Laboratories ("Telequip") of Richardson, Texas pending in the United States District Court for the Northern District of Texas. Telequip is a competitor of the Company in providing automated operator systems to correctional facilities. For several years Telequip has engaged in an advertising campaign disparaging the Company's Strike Three!TM three-way call detection products and services offered by the Company and AT&T. Following the receipt of information that Telequip's advertisements had an adverse effect on potential customer's purchasing decision, AT&T formally complained to Telequip and asked it to refrain from further publication of false and misleading advertisements. Telequip responded by initiating an action against AT&T in a Texas state court requesting that the court declare that Telequip's advertisements are not false and misleading.

                 In June, 1996, the motions filed by the Company and AT&T to dismiss all claims made against the Company and AT&T by Telequip were granted. The ruling made by the United States District Court for the Northern District of Texas on June 28, 1996, specifically stated that Telequip had failed to allege a claim upon which relief could be granted against the Company or

AT&T. Judge Barefoot Sanders dismissed Telequip's claims of false and deceptive advertising under the Lanham Act; violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO"), including allegations that the Company had committed securities fraud by misrepresenting the true three-way call detection capabilities of the Company's equipment; and unfair competition.

                 On October 21, 1996, the Company reached a settlement with Gateway Technologies, Inc. of Carrollton, Texas ("Gateway") regarding the patent infringement litigation between them.

                 As previously reported in 1995, the Company filed a civil action against Gateway Technologies, Inc. ("Gateway") alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection (the "'702 Patent"), in Tele-Matic Corporation v. Gateway Technologies, Inc., Civil Action No. 95-S-880, pending in the United States District Court for the District of Colorado. On May 5, 1995, Gateway and Intellicall, Inc. ("Intellicall") filed an action against the Company alleging infringement of U.S. Patents No. 4,935,956, 4,908,852, 4,920,558, 5,920,562, 4,933,966 and 5,093,858
(collectively, the "Gateway Patents") in Gateway Technologies, Inc. et. al. v. Tele-Matic Corporation, Civil Action No. 395-CV-0855R, pending in the U.S. District Court for the Northern District of Texas, Dallas Division. On October 21, 1996, the parties resolved the matters involved in both lawsuits.

                 Pursuant to the settlement agreement, the parties have filed and the courts have entered stipulated final judgments and orders dismissing the claims in litigation. As part of the settlement, the Company and Gateway have agreed to cross-license certain patents involved in the litigation. Each party will pay royalties to the other for the use of such patents.

                 In August 1995, Independent Telecommunications Network, Inc.("ITN") filed a demand for arbitration with the American Arbitration Association, claiming the Company had breached certain query transport services contracts with ITN by, ITN alleges, terminating those contracts. ITN seeks damages of approximately $3 million based on its alleged potential future earnings under the contracts. Given that the dispute is in the early stages of arbitration, and the speculative nature of arbitration in general, the Company is unable to predict with certainty the outcome of this dispute. However, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

                 In July 1996, the Company filed a patent infringement lawsuit against BellSouth Telecommunications, Inc. ("BellSouth"). The suit seeks an injunction against the continued use of infringing product by BellSouth's current prison and jail customers. The Company alleged that BellSouth has purchased, installed and continued to use equipment which infringes on the Company's three-way call detection technology (the "'702 Patent"). The equipment in question was manufactured by Communications Equipment and Engineering Corp. Also in July 1996, BellSouth filed an action against the Company requesting a declaratory judgment of noninfringement and invalidity of the Company's '702 Patent. Bell South has not claimed any monetary damages in either action to date and to date there is no basis for any claims which would result in a material loss to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year on which this report is being made.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

The Common Stock of the Company is quoted on the NASDAQ National Market System under the symbol "TNTX." The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock of the Company, all as reported on the NASDAQ National Market System since the Company's initial public offering on November 8, 1994.

                                                           High       Low
Year Ended July 31, 1996
           First quarter  . . . . . . . . . . . . . .   $ 15.00      $11.50
           Second quarter . . . . . . . . . . . . . .     13.75        8.19
           Third quarter  . . . . . . . . . . . . . .     12.75        8.75
           Fourth quarter . . . . . . . . . . . . . .     16.50        7.25

Year Ended July 31, 1995
           Second quarter (from November 8, 1994) . .   $ 10.25      $ 7.38
           Third quarter  . . . . . . . . . . . . . .     13.00        9.00
           Fourth quarter . . . . . . . . . . . . . .     14.50       10.00

As of October 15, 1996, the number of record holders of the Company's common stock was approximately 228, and the Company estimates that as of that date there were 2,019 beneficial owners of its stock.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended July 31, 1996, are derived from the audited consolidated financial statements of the Company and subsidiaries. The consolidated financial statements as of July 31, 1996 and 1995, and for each of the years in the three-year period ended July 31, 1996, are included elsewhere in this Form 10-K.

                                                                          YEAR ENDED JULY 31,
                                                       -----------------------------------------------
                                                        1996        1995         1994       1993         1992
                                                        ----        ----         ----       ----         ----
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Telecommunications services   . . . . . . . . .     $30,249    $24,262      $ 7,529    $  2,000     $   131
  Direct call provisioning  . . . . . . . . . . .       3,072      3,492        3,416       3,342       2,280
  Other revenue   . . . . . . . . . . . . . . . .          57          -            -           -           -
  Equipment sales   . . . . . . . . . . . . . . .           -          -          345         225         693
                                                      -------    -------      -------    --------     -------
      Total revenue   . . . . . . . . . . . . . .      33,378     27,754       11,290       5,567       3,104
Expenses:
  Operating costs and expenses:
    Telecommunications services   . . . . . . . .      13,489     10,658        3,128       1,172          83
    Direct call provisioning  . . . . . . . . . .       2,940      3,370        2,840       2,695       1,828
    Cost of equipment sold  . . . . . . . . . . .           -          -          304         182         646
                                                      -------    -------      --------   --------     -------
      Total operating costs and expenses  . . . .      16,429     14,028        6,272       4,049       2,557
  Selling, general and administrative   . . . . .       6,434      5,413        2,703       1,965       1,944
  Research and development  . . . . . . . . . . .       2,374        732          494         317         199
  Depreciation and amortization   . . . . . . . .       5,920      3,607        1,099         381          70
                                                      -------    -------      -------    --------     -------
      Total expenses  . . . . . . . . . . . . . .      31,157     23,780       10,568       6,712       4,770
                                                      -------    -------      -------    --------     -------
  Operating income (loss)   . . . . . . . . . . .       2,221      3,974          722     (1,145)      (1,666)
  Interest and other expenses, net  . . . . . . .        (548)      (636)      (1,044)      (441)        (234)
                                                      -------    -------      -------    -------      -------
      Earnings (loss) before income taxes   . . .       1,673      3,338         (322)    (1,586)      (1,900)
  Income taxes  . . . . . . . . . . . . . . . . .         (46)      (150)           -         -             -
                                                      -------    --------     -------    -------      -------
      Net earnings (loss)   . . . . . . . . . . .     $ 1,627    $ 3,188      $  (322)   $(1,586)     $(1,900)
                                                      =======    =======      =======    =======      =======
  Net earnings (loss) per common share  . . . . .     $  0.18    $  0.38      $ (0.06)   $ (0.32)     $ (0.61)
                                                      =======    =======      =======    ========     =======
  Weighted average common shares
    outstanding   . . . . . . . . . . . . . . . .       9,151      8,360        5,280       4,907       3,102

NUMBER OF CALLS PROCESSED . . . . . . . . . . . .      79,760     61,650       19,846       5,974         386
                                                                         JULY 31,
                                                      -------------------------------------------------------
                                                       1996         1995         1994       1993        1992
                                                       ----         ----         ----       ----        ----
                                                                         (AMOUNT IN THOUSANDS)
BALANCE SHEET DATA:
Total assets  . . . . . . . . . . . . . . . . . .      $42,527    $34,904      $16,968      $ 5,838     $2,123
Loans from customer . . . . . . . . . . . . . . .            -        449        3,728        3,550        277
Debt and capital lease obligations  . . . . . . .        6,809      5,613        5,883        2,185      1,593
Total liabilities . . . . . . . . . . . . . . . .       16,968     14,449       15,401        7,535      3,068
Shareholders' equity (deficit)  . . . . . . . . .       25,559     20,455        1,567       (1,697)      (945)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-K include forward-looking statements that involve risks and uncertainties not limited to, the demand for the Company's products and services and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with the other risks detailed herein.

OVERVIEW

The Company derives revenue under contracts with its customers, including AT&T, Bell Atlantic, GTS, NYNEX, Pacific Telesis, Southwestern Bell and US West, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls, although this service is provided primarily as an accommodation to certain customers. The Company expects to derive a declining percentage of total revenue from its direct call provisioning business. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.



                                                                            THREE MONTHS ENDED
                              ------------------------------------------------------------------------------------------------------
                                JUL. 31,     APR. 30,      JAN. 31,     OCT. 31,    JUL. 31,    APR. 30,     JAN. 31,      OCT. 31,
                                  1996         1996         1996         1995         1995        1995         1995          1994
                              ------------------------------------------------------------------------------------------------------
Call volumes processed .......  21,064,000  20,344,000   19,715,000   18,637,000   18,131,000  16,958,000   15,020,000    11,541,000

Average daily transactions....     229,000     226,000      214,000      203,000      197,000     191,000      163,000       125,000

The Company's call volume and revenue growth have resulted primarily from adding call processing systems for both existing and new customers. The Company believes it has also benefited, to a lesser extent, from the overall growth in the inmate calling market. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new systems for existing customers. For the year ended July 31, 1996, the Company processed approximately 79.8 million calls, as compared to approximately 61.7 million for the corresponding period of 1995. The Company expects the rate of growth in calls processed will decrease relative to the historical rates.

         The Company's acquisition of SpeakEZ in October 1995 has led to an increased focus on new technology, specifically speaker verification and identification technologies. The Company believes that its on going product development activities for the SpeakEZ Voice Print(sm) technology will provide future opportunities for revenues. The Company is currently unable to estimate the timing or amount of any future revenues from this technology. Although no revenue to date has been recorded for this area of the Company's operations, the Company has invested significant time and effort and resources in research and development and marketing associated with these products. This trend is expected to increase. Correspondingly, the Company's selling, general and administrative expenses (including marketing) have increased significantly in support of these additional research and development activities and in anticipation of the eventual entry by the Company into new markets.

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended July 31, 1996 and 1995.


                                               YEAR ENDED JULY 31,
                                               -------------------
                                                1996       1995
                                                ----       ----
Revenue:
  Telecommunications services   . . . .          91%          87%
  Direct call provisioning  . . . . . .           9           13
  Other revenue   . . . . . . . . . . .           -            -
                                                ---          ---
  Total revenue   . . . . . . . . . . .         100          100

Expenses:
  Operating costs and expenses  . . . .          49           51
  Selling, general and administrative            19           19
  Research and development  . . . . . .           7            3
  Depreciation and amortization   . . .          18           13
                                                ---          ---
  Operating income  . . . . . . . . . .           7           14
  Interest and other income (expense)            (2)          (2)
                                                ---          ---
  Earnings before income taxes  . . . .           5           12
  Income taxes  . . . . . . . . . . . .           -           (1)
                                                ---          ---
  Net earnings    . . . . . . . . . . .           5%          11%
                                                ===          ===

Total Revenue. Total revenue increased 20% to $33,378,000 for the year ended July 31, 1996, from $27,754,000 for the prior year. This increase resulted from a 25% increase in telecommunications services revenue to $30,249,000 for the year ended July 31, 1996, from $24,262,000 in the prior year, due to a 29% increase in call volume to 79,760,000 calls resulting primarily from an increase in the number of installed systems and the conversion of direct call provisioning to transaction based fee contracts with other call providers. Due to the Company's significant market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in telecommunications services revenue dollars is a reduction in charges per call as the Company's customers meet contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $1,180,000 during the year ended July 31, 1996. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as customers reach contractually agreed upon call volume discounts. Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and due to the conversion of direct sites to telecommunications services revenue. There was also a dollar decrease in direct call provisioning revenue due to conversion of sites serviced to transaction based fees. The Company anticipates it will continue to convert some of its direct call provisioning accounts to telecommunications services customers for which it receives transaction fee revenue versus direct call provisioning revenue. Other revenue, although not material, includes amounts earned on government funding from a Small Business Innovative Research (SBIR) grant centered around the SpeakEZ Voice Print(sm) technology.

Operating Costs and Expenses. Total operating costs and expenses increased to $16,429,000 for the year ended July 31, 1996, from $14,028,000 for the year ended July 31, 1995, but decreased as a percentage of total revenue to 49% from 51% in the prior year. Total operating costs and expenses as a percentage of total revenue decreased due to an increase in telecommunications services revenue which has a higher margin than direct call provisioning. This was partially offset by a decline in margins for telecommunications services due to volume discounts. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended July 31, 1996 and 1995.

                                                    YEAR ENDED JULY 31,
                                                    ------------------
                                                     1996      1995
                                                     ----      ----
Operating costs and expenses:
  Telecommunications services . . . . . . . . . .    45%        44%
  Direct call provisioning  . . . . . . . . . . .    96         97

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 45% for the year ended July 31, 1996, from 44% in the prior year. During fiscal 1996 there was a decline in margin for telecommunications services because of volume discounts. This caused a two percentage point increase in telecommunications services operating costs and expenses. This was offset by a one percentage point decrease due to a change in the mix of revenue and costs within telecommunications services between site services and validation services. Validation services are billed to customers with minimal margins. Direct call provisioning costs decreased as a percentage of corresponding revenue to 96% for the year ended July 31, 1996, from 97% in the prior year. This percentage decrease is primarily attributable to a decrease in local and long distance expenses and commission expenses for sites converted to transaction fee sites or sites not in operation subsequent to July 31, 1995. Bad debt expense remained constant as a percentage of direct call provisioning revenue at 16% for the year ended July 31, 1996 and 1995, and is based upon the estimates provided by the Company's billing agent. There were no equipment sales in the year ended July 31, 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,434,000 for the year ended July 31, 1996, from $5,413,000 in the prior year, and remained constant as a percentage of total revenue at 19%. The dollar increase was $1,021,000. This increase consists primarily of approximately $695,000 for salaries for administrative personnel and related expenses (including contract personnel), $238,000 in insurance costs, and $68,000 in property taxes. Total professional expenses including accounting, legal, public reporting, and other (net) accounted for a minimal increase. The increase in salaries and contract personnel is due primarily to growth in the infrastructure to support current inmate call processing operations and the development of SpeakEZ Voice Print(sm) technology. The increase in insurance cost relates to the amount of time directors and officers and prospectus insurance coverage was in effect for comparative periods and due to premium increases. Property taxes increased due the increase in installed systems. The company expects selling, general, and administrative expenses to increase in anticipation of SpeakEZ Voice Print(sm) products entering the marketplace. The Company expects approximately a 40% increase in selling general and administrative expenses for the next fiscal year, compared to the year ended July 31, 1996. This increase will be primarily in marketing expenses and related general and administrative support services associated with the Company's new marketing divisions. These divisions have responsibility for marketing SpeakEZ Voice Print(sm) products to their respective industries. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses increased to $2,374,000 for the year ended July 31, 1996, from $732,000 in the corresponding prior period due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(sm) technology and for support of integration engineering between the Company's core technologies and SpeakEZ Voice Print(sm) technology. The Company expects the dollar amount of research and development expense to increase by approximately 50% for the next fiscal year compared to the year ended July 31, 1996. The increase is associated with the personnel and other expenses necessary to support the development and commercialization of SpeakEZ Voice Print(sm) technology related products and services. There can be no assurance, however, that due to potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated research and development expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $5,920,000 for the year ended July 31, 1996, from $3,607,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company, and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office and testing equipment. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) systems increase and as it purchases additional telecommunications and office and testing equipment. In addition, amortization of the patent license rights acquired from SpeakEZ, amounted to $344,000 for the year ended July 31, 1996.

Interest and Other Income (Expense). Interest expense decreased to $548,000 for the year ended July 31, 1996, from $673,000 in the corresponding prior period. The decrease was primarily attributable to a change in the type of indebtedness and the related reduction in borrowing rates. Interest income was not significant for the year ended July 31, 1996 compared to $52,000 for the corresponding period.

Fiscal 1995 Compared to Fiscal 1994

The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended July 31, 1995 and 1994.

                                                        YEAR ENDED JULY 31,
                                                        -------------------
                                                        1995           1994
                                                        ----           ----
Revenue:
  Telecommunications services   . . . . . . . . . . .    87%            67%
  Direct call provisioning  . . . . . . . . . . . . .    13             30
  Equipment sales   . . . . . . . . . . . . . . . . .     -              3
                                                        ---            ---
    Total revenue   . . . . . . . . . . . . . . . . .   100            100
Expenses:
  Operating costs and expenses  . . . . . . . . . . .    51             56
  Selling, general and administrative   . . . . . . .    19             24
  Research and development  . . . . . . . . . . . . .     3              4
  Depreciation and amortization   . . . . . . . . . .    13             10
                                                        ---            ---
    Operating income  . . . . . . . . . . . . . . . .    14              6
  Interest and other income (expense)   . . . . . . .    (2)            (9)
                                                        ---            ---
    Earnings (loss) before income taxes   . . . . . .    12             (3)
      Income taxes  . . . . . . . . . . . . . . . . .    (1)             -
                                                        ---            ---
  Net earnings (loss)   . . . . . . . . . . . . . . .    11%            (3)%
                                                        ===            ===

Total Revenue. Total revenue increased 146% to $27,754,000 for the year ended July 31, 1995, from $11,290,000 for the prior year. This increase resulted from a 222% increase in telecommunications services revenue to $24,262,000 for the year ended July 31, 1995, from $7,529,000 in the prior year, due to a 211% increase in call volume to 61,650,000, resulting primarily from an increase in the number of installed systems. Revenue from direct call provisioning and equipment sales remained relatively constant and/or immaterial.

Operating Costs and Expenses. Total operating costs and expenses increased to $14,028,000 for the year ended July 31, 1995, from $6,272,000 for the year ended July 31, 1994, but decreased as a percentage of total revenue to 51% from 56% in the prior year. The decrease in total operating costs and expenses as a percentage of total revenue was primarily due to the significant increase in telecommunications services revenue which carries a higher margin than direct call provisioning. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses, and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended July 31, 1995 and 1994.

                                                         YEAR ENDED JULY 31,
                                                        --------------------
                                                        1995            1994
                                                        ----            ----
Operating costs and expenses:
  Telecommunications services . . . . . . . . . . . .     44%            42%
  Direct call provisioning  . . . . . . . . . . . . .     97             83
  Cost of equipment sold  . . . . . . . . . . . . . .      -             88

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 44% for the year ended July 31, 1995, from 42% in the prior year. This percentage increase was primarily attributable to the increase in costs including a greater proportion of verification procedure costs, which were billed to customers with minimal margins. Direct call provisioning costs increased as a percentage of revenue to 97% for the year ended July 31, 1995, from 83% in the prior year. This percentage increase is primarily attributable to an increase in local and long distance expenses and commission expenses for systems added subsequent to July 31, 1994. In addition, bad debt expense for direct call revenue increased as a percentage of revenue to 16% for the year ended July 31, 1995, from 11% in the corresponding prior period. The bad debt expense is based upon the estimates provided by the Company's billing agent. There were no equipment sales in the year ended July 31, 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,413,000 for the year ended July 31, 1995, from $2,703,000 in the prior year, but decreased as a percentage of total revenue to 19% from 24%. The dollar increase was primarily attributable to legal settlements and expenses, the cost of administrative personnel, sales commissions which are directly related to number of installed systems, and telephone charges relating to the support of a larger number of installed systems.

Research and Development Expenses. Research and development expenses increased to $732,000 for the year ended July 31, 1995, from $494,000 in the prior year, due to increased engineering personnel, but remained relatively constant as a percentage of total revenue.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $3,607,000 for the year ended July 31, 1995, from $1,099,000 in the prior year. These increases were due to an increased fixed asset base, resulting from increased correctional facilities served by the Company and due to the Company's continued investment in its data network for verification procedures.

Interest and Other Income (Expense). Interest and other expenses decreased to $673,000 for the year ended July 31, 1995, from $1,044,000 in the prior year. The decrease was primarily attributable to a reduction in indebtedness. Interest income of approximately $52,000 was primarily derived from temporary investments of funds from the Company's initial public offering. Changes in other income (expense) included net gains and losses on debt retirement and were not significant.

QUARTERLY RESULTS

The following tables present unaudited quarterly operating results for the Company and in the opinion of management contain all adjustments necessary for a fair presentation of the results of operations for these periods. Management believes that quarter-to-quarter comparisons of the Company's financial results should not be relied upon as an indication of annual or future performance.

                                                                         THREE MONTHS ENDED
                                                        -----------------------------------------------------
                                                         JUL. 31,       APR. 30,       JAN. 31,      OCT. 31,
                                                          1996          1996            1996          1995
                                                          ----          ----            ----          ----
                                                                        (AMOUNTS IN THOUSANDS)
Revenue:
  Telecommunications services   . . . . . . . . .       $ 7,914       $ 7,441        $ 7,419        $ 7,475
  Direct call provisioning  . . . . . . . . . . .           714           742            801            815
  Other revenue   . . . . . . . . . . . . . . . .            57             -              -              -
                                                        -------       -------        -------        -------
      Total revenue   . . . . . . . . . . . . . .         8,685         8,183          8,220          8,290
Expenses:
  Operating costs and expenses  . . . . . . . . .         4,291         3,921          4,002          4,215
  Selling, general and administrative   . . . . .         1,672         1,618          1,526          1,618
  Research and development  . . . . . . . . . . .           904           651            501            318
  Depreciation and amortization   . . . . . . . .         1,658         1,532          1,447          1,283
                                                        -------       -------        -------        -------
      Total expenses  . . . . . . . . . . . . . .         8,525         7,722          7,476          7,434
                                                        -------       -------        -------        -------
  Operating income    . . . . . . . . . . . . . .           160           461            744            856
  Interest and other expenses   . . . . . . . . .           (86)         (122)          (177)          (163)
                                                        -------       -------        -------        -------
      Earnings before income taxes  . . . . . . .            74           339            567            693
    Income taxes  . . . . . . . . . . . . . . . .             -            (5)            (5)           (36)
                                                        -------       -------        -------        -------
      Net earnings    . . . . . . . . . . . . . .       $    74       $   334       $    562        $   657
                                                        =======       =======       ========        =======


The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's unaudited quarterly statement of operations.

                                                                         THREE MONTHS ENDED
                                                        -----------------------------------------------------
                                                        JUL. 31,         APR. 30,       JAN. 31,     OCT. 31,
                                                          1996           1996            1996         1995
                                                          ----           ----            ----         ----
Revenue:
 Telecommunications services  . . . . . . . . . .           91%           91%            90%           90%
 Direct call provisioning . . . . . . . . . . . .            8             9             10            10
 Other revenue  . . . . . . . . . . . . . . . . .            1             -              -             -
                                                           ---           ---            ---           ---
Total revenue . . . . . . . . . . . . . . . . . .          100           100            100           100

Expenses:
  Operating costs and expenses  . . . . . . . . .           49            48             49            51
  Selling, general and administrative   . . . . .           19            20             19            20
  Research and development  . . . . . . . . . . .           11             8              6             4
  Depreciation and amortization . . . . . . . . .           19            19             17            15
                                                           ---           ---            ---           ---
    Operating income  . . . . . . . . . . . . . .            2             5              9            10
  Interest and other expenses . . . . . . . . . .           (1)           (1)            (2)           (2)
                                                           ---           ---            ---           ---
    Earnings before income taxes  . . . . . . . .            1             4              7             8
  Income taxes  . . . . . . . . . . . . . . . . .           (-)           (-)            (-)           (-)
                                                           ---           ---            ---           ---
    Net earnings  . . . . . . . . . . . . . . . .            1%            4%             7%            8%
                                                           ===           ===            ===           ===

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for each unaudited quarter:

                                                                           THREE MONTHS ENDED
                                                            ------------------------------------------------

                                                          JUL. 31,       APR. 30,       JAN. 31,       OCT. 31,
                                                            1996           1996           1996           1995
                                                            ----           ----           ----           ----
Operating costs and expenses:
  Telecommunications services . . . . . . . . . . .          46%           43%            43%            45%
  Direct call provisioning  . . . . . . . . . . . .          88            95             99            100

Telecommunications services expense in the fourth quarter of $3,663,000 increased $447,000 from the third quarter amount. The increase in telecommunications services expense as a percentage of corresponding revenue in the fourth quarter was due to both an increase in validation services revenue and expense, which carry minimal margins, and an increase in administration costs associated with newly installed systems. In addition, the growth in transaction-based revenues was not as large in the fourth quarter as in the third quarter. Direct call provisioning revenue decreased 4% in the fourth quarter due to the conversion of several sites to the transaction-based fee structure. The loss in revenue was accompanied by a decrease in direct call provisioning costs. Research and development expense in the fourth quarter of $904,000 increased $253,000 or 39% over the third quarter amount. This was primarily due to the addition of engineering personnel associated with the speaker verification technology.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon shareholder and commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash from financing activities during the year ended July 31, 1996. The net cash provided by financing activities in the year ended July 31, 1996 was $1,357,000. Cash provided by operations contributed $9,474,000 of cash flow for the year ended July 31, 1996, as compared to $558,000 provided by operations for the prior year. The change in cash provided by operations was primarily attributable to increases in net earnings, adjusted for depreciation and amortization and a decrease in the net change in operating assets and liabilities.

Cash used in investing activities was $11,558,000. This included capital expenditures of $10,440,000 for the year ended July 31, 1996 as compared to $14,606,000 in the prior year. The capital expenditures for the year ended July 31, 1996 were mainly for telecommunications equipment. The reduction in capital expenditures was due primarily to the reduction in the number of systems installed for the comparative periods. Additional investing activities included the cash portion of the purchase price of SpeakEZ and patent defense costs. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems. In addition, office and testing equipment expenditures will increase to support current inmate operations and the new SpeakEZ Voice Print(sm) technology.

Management believes that cash from operations and available borrowings under a $10,000,000 line of credit arrangement should be sufficient to fund the Company's operations and anticipated new inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is hereby incorporated by reference to pages F-1 through F-15 of the Company's 1996 Consolidated Financial Statements, attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE

         Not Applicable.

                                   PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Registrant's directors and executive officers will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 5, 1996. Such information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

         Information regarding executive compensation will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 5, 1996. Such information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

         Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 5, 1996. Such information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 5, 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                      FORM 8-K

(a)      1.      Index to Financial Statements:  A list of the consolidated financial statements of the Registrant is incorporated herein at Item 8 and is attached hereto.

         2. Financial Statement Schedules: Following is the Index to the Financial Statement Schedules which are attached hereto.

                 Independent Auditors' Report on Financial Statement Schedule - S-1

                 Schedule II - Valuation and Qualifying Accounts for the Years Ended July 31, 1996, 1995 and 1994 - S-2

                 All other schedules have been omitted because they are not required, do not apply, or the information is set forth in the financial statements or notes thereto.

         3.      Exhibits:

Exhibit
Number           Description of Exhibit
------           ----------------------
(2.1)            Acquisition Agreement and Plan of Merger between Registrant and SpeakEZ, Inc. dated October 11, 1995.
(3.1)            Articles of Amendment to the Articles of Incorporation of Registrant
(3.2)            Amended and Restated Articles of Incorporation of Registrant**
(3.3)            Amended and Restated Bylaws of Registrant*
(10.1)           1991 Non-Qualified Stock Option Plan***
(10.2)           Form of 1991 Non-Qualified Stock Option Agreement***
(10.3)           1991 Incentive Stock Option Plan***
(10.4)           Form of 1991 Incentive Stock Option Agreement***
(10.5)           1993 Incentive Stock Option Plan***
(10.6)           Form of 1993 Incentive Stock Option Agreement***
(10.7)           Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991*
(10.8)           Loan Agreement between Registrant and INTRUST BANK, N.A., dated as of April 1, 1996.
(10.9)           Standard Industrial Lease between Pacifica Development Properties, II LLC and Registrant dated April
                 15, 1996 and Amendment Number One thereto, dated May 20, 1996.
(21)             Subsidiaries of Registrant*
(23.1)           Consent of KPMG Peat Marwick LLP
(27)             Financial Data Schedule
------------------------

* Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 8, 1994, SEC Registration No. 33-83844.
** Incorporated herein by this reference from the Exhibits to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on October 11, 1994, SEC Registration No. 33-83844.
*** Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 23, 1995, SEC Registration No. 33-92642 and amended on May 3, 1996.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the year ended July 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on October 28,1996.


                                  T-NETIX, INC.


                                  By:         /s/ Thomas J. Huzjak
                                     -------------------------------------------
                                     Thomas J. Huzjak, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                                     Date
---------                         -----                                     ----
/s/ Thomas J. Huzjak              Chairman/Chief                            October 28, 1996
----------------------------      Executive Officer
Thomas J. Huzjak


/s/ Alvyn A. Schopp               Director/Exec. Vice President/            October 28, 1996
----------------------------      Chief Accounting Officer
Alvyn A. Schopp


/s/ Daniel M. Carney              Director                                  October 28, 1996
----------------------------
Daniel M. Carney


/s/ Robert A. Geist               Director                                  October 28, 1996
----------------------------
Robert A. Geist

/s/ John E. Hayes, Jr.            Director                                  October 28, 1996
----------------------------
John E. Hayes, Jr.

/s/ James L. Mann                 Director                                  October 28, 1996
----------------------------
James L. Mann

/s/ Kenneth J. Wagnon             Director                                  October 28, 1996
----------------------------
Kenneth J. Wagnon

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report       . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

Consolidated Balance Sheets as of July 31, 1996 and 1995 . . . . . . . . . . . . . .    F-2

Consolidated Statements of Operations for the Years Ended
July 31, 1996, 1995 and 1994       . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
July 31, 1996, 1995 and 1994       . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

Consolidated Statements of Cash Flows for the Years Ended
July 31, 1996, 1995 and 1994       . . . . . . . . . . . . . . . . . . . . . . . . .    F-5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .    F-6

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
T-NETIX, INC.:


We have audited the accompanying consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T-NETIX, Inc. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1996, in conformity with generally accepted accounting principles.





                                           /s/ KPMG Peat Marwick LLP
                                             KPMG PEAT MARWICK LLP


Denver, Colorado
October 7, 1996, except for the first
   three paragraphs of Note 11 which
   are as of October 21, 1996

                         T-NETIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                                JULY 31
                                                                                           -----------------
                                                                                          1996          1995
                                                                                          ----          ----
                                                                                        (AMOUNTS IN THOUSANDS)
                                              ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .           $    145     $    872
Trade accounts receivable, net of allowance for doubtful accounts of $129,000 and $137,000 at July 31, 1996 and 1995,
  respectively (note 6)   . . . . . . . . . . . . . . . . . . . . . . . . . .              8,222        9,223
Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 73           98
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                296          267
Property and equipment, at cost (notes 6 and 10):
  Telecommunications equipment  . . . . . . . . . . . . . . . . . . . . . . .             31,463       23,375
  Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . .              5,012        3,845
  Office equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,771        1,585
                                                                                        --------     --------
    Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .             39,246       28,805
  Less accumulated depreciation and amortization  . . . . . . . . . . . . . .            (10,516)      (5,061)
                                                                                        --------     --------
    Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . .             28,730       23,744
Patent license rights, net (note 4) . . . . . . . . . . . . . . . . . . . . .              2,788            -
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,273          700
                                                                                        --------     --------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 42,527     $ 34,904
                                                                                        ========     ========


                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  7,968     $  6,137
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,191        2,250
  Loans from customer (note 5)  . . . . . . . . . . . . . . . . . . . . . . .                  -          449
  Debt (note 6)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,324        4,654
  Capital lease obligations (note 10)   . . . . . . . . . . . . . . . . . . .                485          959
                                                                                        --------     --------
    Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,968       14,449
Shareholders' equity (note 7):
  Preferred stock, $.01 stated value.  10,000,000 shares authorized;
    no shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -            -
  Common stock, $.01 stated value.  70,000,000 shares authorized;
    8,150,493 and 7,623,034 shares issued and outstanding at
    July 31, 1996 and 1995, respectively  . . . . . . . . . . . . . . . . . .                 81           76
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .             26,208       22,736
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . .               (730)      (2,357)
                                                                                        --------     --------
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .             25,559       20,455
Commitments and contingencies (notes 10 and 11)
    Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .           $ 42,527     $ 34,904
                                                                                        ========     ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         YEARS ENDED
                                                                                           JULY 31
                                                                                    ---------------------
                                                                                 1996        1995       1994
                                                                                 ----        ----       ----
                                                                                     (AMOUNTS IN THOUSANDS
                                                                                   EXCEPT PER SHARE AMOUNTS)
Revenue (note 8):
  Telecommunications services   . . . . . . . . . . . . . . . . . . .           $30,249      $24,262   $ 7,529
  Direct call provisioning  . . . . . . . . . . . . . . . . . . . . .             3,072        3,492     3,416
  Other revenue   . . . . . . . . . . . . . . . . . . . . . . . . . .                57            -         -
  Equipment sales - related party   . . . . . . . . . . . . . . . . .                 -            -       345
                                                                                -------      -------   -------
         Total revenue  . . . . . . . . . . . . . . . . . . . . . . .            33,378       27,754    11,290
Expenses:
  Operating costs and expenses:
    Telecommunications services   . . . . . . . . . . . . . . . . . .            13,489       10,658     3,128
    Direct call provisioning (including bad debt expense of
      $493,000, $559,000 and $384,000 for 1996, 1995 and 1994,
      respectively)   . . . . . . . . . . . . . . . . . . . . . . . .             2,940        3,370     2,840
    Cost of equipment sold  . . . . . . . . . . . . . . . . . . . . .                 -            -       304
                                                                                -------      -------   -------
      Total operating costs and expenses  . . . . . . . . . . . . . .            16,429       14,028     6,272
  Selling, general and administrative   . . . . . . . . . . . . . . .             6,434        5,413     2,703
  Research and development  . . . . . . . . . . . . . . . . . . . . .             2,374          732       494
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .             5,920        3,607     1,099
                                                                                -------      -------   -------
      Total expenses  . . . . . . . . . . . . . . . . . . . . . . . .            31,157       23,780    10,568
                                                                                -------      -------   -------
         Operating income . . . . . . . . . . . . . . . . . . . . . .             2,221        3,974       722
  Interest and other expenses:
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .              (548)        (673)   (1,044)
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . . .                 -           52         -
  Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .                 -          (15)        -
                                                                                -------      -------   -------
      Earnings (loss) before income taxes   . . . . . . . . . . . . .             1,673        3,338      (322)
  Income taxes (note 9)   . . . . . . . . . . . . . . . . . . . . . .               (46)        (150         -
                                                                                -------      --------  -------
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,627      $ 3,188   $  (322)
                                                                                =======      =======   =======

Net earnings (loss) per common share  . . . . . . . . . . . . . . . .           $  0.18      $  0.38   $  (.06)
                                                                                =======      =======   =======

Weighted average common shares  . . . . . . . . . . . . . . . . . . .             9,151        8,360     5,280
                                                                                =======      =======   =======

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                    TOTAL
                                                                                                   SHARE-
                                                       COMMON STOCK        ADDITIONAL   ACCUM-     HOLDERS'
                                                     -----------------      PAID-IN     ULATED     EQUITY
                                                     SHARES    AMOUNTS      CAPITAL    DEFICIT    (DEFICIT)
                                                     -------   -------      -------    -------    ---------
                                                                     (AMOUNTS IN THOUSANDS)
     BALANCES AT AUGUST 1, 1993   . . . . . . .      4,555      $ 46       $  3,480    $(5,223)   $ (1,697)

     Amounts due to shareholders converted into
       shares of common stock   . . . . . . . .        152         2            504          -         506
     Common stock issued for cash   . . . . . .        546         5          2,998          -       3,003
     Common stock issued upon exercise of
       stock options  . . . . . . . . . . . . .         97         1             27          -          28
     Common stock issued for assets acquired            40         -              -          -           -
     Common stock issued for services rendered          15         -             49          -          49
     Net loss   . . . . . . . . . . . . . . . .          -         -              -       (322)       (322)
                                                     -----      ----       --------    --------   --------

     BALANCES AT JULY 31, 1994  . . . . . . . .      5,405        54          7,058     (5,545)      1,567

     Common stock issued upon exercise of
       stock options  . . . . . . . . . . . . .        414         4            205          -         209
     Common stock issued for assets acquired  .          4         -             22          -          22
     Common stock issued for cash, net of
       offering costs and underwriting discounts
       of $1,631,000 (note 7)   . . . . . . . .      1,800        18         15,451          -      15,469
     Net earnings   . . . . . . . . . . . . . .          -         -              -      3,188       3,188
                                                     -----      ----       --------    -------    --------
BALANCES AT JULY 31, 1995  . . . . . . . .           7,623        76         22,736     (2,357)     20,455
     Common stock issued upon exercise of
       stock options  . . . . . . . . . . . . .        303         3            195          -         198
     Common stock issued for assets acquired
     (note 3)   . . . . . . . . . . . . . . . .         30         -              -          -           -
     Common stock issued in business acquisition
     (note 4)   . . . . . . . . . . . . . . . .        195         2          2,269          -       2,271
     Stock option tax benefit (note 9)  . . . .          -         -          1,008          -       1,008
     Net earnings   . . . . . . . . . . . . . .          -         -              -      1,627       1,627
                                                     -----      ----       --------    -------    --------

     BALANCES AT JULY 31, 1996  . . . . . . . .      8,151      $ 81       $ 26,208    $  (730)   $ 25,559
                                                     =====      ====       ========    =======    ========

     See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          YEARS ENDED
                                                                                             JULY 31
                                                                                   -------------------------
                                                                                  1996        1995      1994
                                                                                  ----        ----      ----
                                                                                     (AMOUNTS IN THOUSANDS)
         Cash flows from operating activities:
         Net earnings (loss)  . . . . . . . . . . . . . . . . . . . .           $ 1,627     $ 3,188   $  (322)
         Adjustments to reconcile net earnings (loss) to net cash
           provided by operating activities:
           Depreciation and amortization  . . . . . . . . . . . . . .             5,920       3,607     1,099
           Provision for losses on accounts receivable  . . . . . . .               493         559       384
           Noncash interest accruals added to principal . . . . . . .                 -           -       625
           Noncash interest accruals added to principal (related party)               -          34       172
           Noncash reductions of loans from customer  . . . . . . . .              (449)     (2,608)   (1,426)
           Changes in operating assets and liabilities:
             Change in trade accounts receivable  . . . . . . . . . .               508      (6,098)   (2,820)
             Change in other receivables  . . . . . . . . . . . . . .                25         (50)      (35)
             Change in prepaid expenses . . . . . . . . . . . . . . .               (28)       (241)       (4)
             Change in other assets . . . . . . . . . . . . . . . . .              (163)       (448)      (98)
             Change in accounts payable . . . . . . . . . . . . . . .             1,828       1,312     3,657
             Change in accrued liabilities  . . . . . . . . . . . . .              (287)      1,303       303
                                                                                -------     -------   -------
               Cash provided by operating activities  . . . . . . . .             9,474         558     1,535
                                                                                -------     -------   -------
         Cash used in investing activities:
           Capital expenditures . . . . . . . . . . . . . . . . . . .           (10,440)    (14,606)   (8,427)
           Acquisition of business  . . . . . . . . . . . . . . . . .              (450)          -         -
           Other investing activities . . . . . . . . . . . . . . . .              (668)          -         -
                                                                                --------    -------   -------
               Cash used in investing activities  . . . . . . . . . .           (11,558)    (14,606)   (8,427)
                                                                                -------     -------   -------
         Cash flows from financing activities:
           Proceeds from borrowings . . . . . . . . . . . . . . . . .             1,299       9,506     3,781
           Proceeds from borrowings-related party . . . . . . . . . .                 -         270       201
           Payments of debt . . . . . . . . . . . . . . . . . . . . .               (25)     (8,042)     (625)
           Payments of debt-related party . . . . . . . . . . . . . .                 -      (1,784)     (496)
           Proceeds from loans from customer  . . . . . . . . . . . .                 -           -       979
           Payments of loans from customer  . . . . . . . . . . . . .                 -        (671)        -
           Payments of capital lease obligations  . . . . . . . . . .              (474)       (330)      (42)
           Common stock issued for cash . . . . . . . . . . . . . . .               198      16,111     3,031
           Payment for loan fees and offering costs . . . . . . . . .               (37)       (434)      (89)
           Increase (decrease) in bank overdraft  . . . . . . . . . .               396        (213)      213
                                                                                -------     -------   -------
               Cash provided by financing activities  . . . . . . . .             1,357      14,413     6,953
                                                                                -------     -------   -------
         Net increase (decrease) in cash and cash equivalents . . . .              (727)        365        61
         Cash and cash equivalents at beginning of year . . . . . . .               872         507       446
                                                                                -------     -------   -------
         Cash and cash equivalents at end of year . . . . . . . . . .           $   145     $   872   $   507
                                                                                =======     =======   =======

         See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1996 AND 1995

         (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         T-NETIX, Inc. and subsidiaries ("T-NETIX" or the "Company") was incorporated in Colorado in 1986. The Company is engaged in the design, assembly, and management of specialized telecommunications hardware and software systems.

         The Company manages its specialized telecommunications hardware and software systems for long distance and local exchange carriers on a contractual basis. The long distance and local exchange carriers in turn pay a fee per call to the Company for each billable call made from a phone subject to a contract with the Company. The Company also receives revenue from billing collect calls made from correctional facilities in which the Company's specialized telecommunications hardware and software systems are located.

         In October 1995, the Company completed its acquisition of SpeakEZ, Inc. ("SpeakEZ"). SpeakEZ operates as a wholly-owned subsidiary whose activity is the research and development of speaker verification technology. This technology is incorporated into the Company's proprietary telecommunication systems and is designed in stand alone verification systems. There has been no significant revenue to date attributable to the SpeakEZ subsidiary.

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments, such as certificates of deposit and money market funds, with original maturities of 90 days or less.

         ACCOUNTS RECEIVABLE

         Accounts receivable related to direct call provisioning were $581,000 and $1,008,000 as of July 31, 1996 and 1995, respectively. The allowance for doubtful accounts relates to these receivables.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, including costs necessary to place such property and equipment in service. Major renewals and improvements are capitalized, while repairs and maintenance are charged to operations as incurred.

         Construction in progress represents the cost of material purchases and construction costs, including interest capitalized during construction, for telecommunications hardware systems in various stages of completion. During 1996, 1995 and 1994, interest capitalized was insignificant.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 7 years for telecommunications equipment and 5 to 10 years for office equipment. No depreciation is recorded on construction in progress until the asset is placed in service.

         OTHER ASSETS

         Other assets include deposits, purchased computer software, patents, and other intangible assets. Patents and intangible assets are stated at cost. Amortization is computed on the straight-line basis over 17 years for patent costs and periods ranging from 3 to 7 years for other intangibles.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its property and equipment and unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company estimates the future cash flows expected to result from operations and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, the Company recognizes an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value. To date the Company has not recognized impairment on any long-lived assets.

         REVENUE RECOGNITION

         Revenue and expenses from telecommunications services and direct call provisioning are recognized at the time the telephone call is completed. Revenue under research and development contracts is recognized as it is earned.

         RESEARCH AND DEVELOPMENT

         Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.

         401(K) PLAN

         The Company established a 401(k) plan for all of its full time employees effective January 1, 1994. To date, no contributions have been made to this plan by the Company.

         INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings per common share for the years ended July 31, 1996 and 1995, are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. For purposes of the calculation of earnings per common share, common stock equivalents consist of stock options to acquire common stock (using the treasury stock method).

         The loss per common share for the year ended July 31, 1994 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. For purposes of the calculation of loss per common share, common stock issued and stock options to acquire common stock, granted after September 30, 1993, have been reflected as outstanding for all periods provided, using the treasury stock method as required by the Securities and Exchange Commission.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which establishes a fair value based method of accounting for stock-based compensation plans. The Company intends to continue to account for employee stock options under the provisions APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123 is effective for fiscal years beginning after December 15, 1995 and will require certain additional disclosures in the fiscal 1997 financial statements.

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATION

         Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

         (2) SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

         Cash paid for interest was approximately $563,000, $591,000 and $448,000 for the years ended July 31, 1996, 1995 and 1994, respectively. Cash payments for income taxes during 1996, 1995 and 1994 were not significant.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 1995 and 1994, the Company acquired $331,000 and $1,000,000, respectively, in property and equipment subject to capital lease obligations.

         (3) JOINT VENTURE

         In November 1991, the Company entered into a joint venture created to market the Company's specialized telecommunications hardware and software systems in certain international markets, whereby the Company owned 49% or the joint venture. Effective October 30, 1995, the Company acquired the remaining 51% interest in the joint venture, which was previously owned by a related party, for 30,000 shares of restricted common stock. As such, the Company recorded its basis in the assets of the joint venture at the predecessor cost of the related party, which was not material. There has been no activity in the now wholly owned subsidiary since acquisition.

         (4) BUSINESS ACQUISITION

         On October 12, 1995, the Company completed its acquisition of all of the outstanding stock of SpeakEZ, a development stage company.
         SpeakEZ is developing products using biometric identification technologies including voice print and speaker identification software. Total consideration for the acquisition was approximately $3,000,000. The consideration includes $450,000 in cash (including payment of previously issued notes payable), restricted common stock of the Company valued at approximately $2,271,000 and approximately $279,000 payable pursuant to the final distribution agreement, in restricted stock and cash. The Company accounted for the acquisition using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. Amounts in excess of the fair value of tangible assets acquired were attributed to patent license rights to existing and pending patents and other intangibles along with the related deferred income tax effects. The total capitalized cost of the patent license rights and other intangibles is being amortized on a straight line basis over seven years. The results of operations of SpeakEZ have been included in the consolidated financial statements since the date of the acquisition. Results of operations of SpeakEZ prior to the acquisition were not significant.

         (5) LOANS FROM CUSTOMER

         Loans from customer represent amounts borrowed to finance costs associated with constructing and installing inmate calling systems. In January 1995, the Company revised the terms of its loans with its customer and an additional $671,000 was paid to retire a portion of these loans. The Company recognized a gain of $85,000 on the early retirement of the loans paid. This amount was included in other income. The remaining balance of such loans was paid in full in January, 1996.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (6) DEBT

         Debt at July 31, 1996 and 1995 is summarized as follows:

                                                                JULY 31,
                                                          -------------------
                                                         1996            1995
                                                         ----            ----
                                                        (AMOUNTS IN THOUSANDS)
             Debt:
                Line of credit agreement  . . . . . .   $ 5,905        $ 4,606
                Bank overdraft and other  . . . . . .       419             48
                                                         ------        -------
                                                        $ 6,324        $ 4,654
                                                          =====          =====

         In April 1996, the Company entered into a Loan Agreement with a Bank. This agreement replaced the prior Credit Agreement with another bank. The Loan Agreement allows the Company to borrow a maximum of $10,000,000 limited to a percentage of qualifying accounts receivables and property and equipment. Borrowings are at the prime rate (8.25% at July 31, 1996) and are secured by substantially all of the assets of the Company. The agreement provides for various financial covenants, including maintaining certain financial ratios and minimum net worth requirements. As of July 31, 1996, the Company has an unused amount on the line of credit of $4,095,000. All of the debt at July 31, 1996, matures within one year. The Bank has also issued a standby letter of credit for $225,000 on behalf of the Company in favor of the lessor on its new office space (note 10). The letter of credit is for the term of the loan.

         (7) SHAREHOLDERS' EQUITY

         On November 8, 1994, the Company completed a public offering of 2,100,000 shares of common stock. Of the 2,100,000 shares, 1,800,000 shares were sold by the Company to the public at $9.50 per share. The proceeds to the Company, net of offering costs and underwriting discount were $15,469,000.

         In May and June 1994, the Company issued 546,000 shares of common stock in a private placement for $5.50 per share. The shareholders were subsequently appointed to the Company's Board of Directors.

         STOCK OPTION PLANS

         The Company has reserved 3,250,000 shares of common stock for employees and non-employee directors under various stock option plans (collectively the "Plans"): the 1991 Incentive Stock Option Plan ("the 1991 ISO Plan"); the 1991 Non-Qualified Stock Option Plan ("the 1991 NSO Plan"); and the 1993 Incentive Stock Option Plan ("the 1993 ISO Plan"). The Plans provide for issuing both incentive stock options, and non-qualified stock options, which must be granted at not less than 100% of the fair market value of the stock on the date of grant. All options to date have been granted at the fair market value of

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the stock as determined by the Board of Directors. Options issued prior to 1994 had vesting terms of one to three years from the date of grant. Substantially all of the Incentive Stock Options issued after 1993 vest over four years from the date of grant. The Options expire ten years from the date of grant.

                                                SHARES RESERVED     OPTIONS            EXERCISE
                                                  FOR OPTIONS     OUTSTANDING           PRICE
         Outstanding at July 31, 1993 . . . .       500,000       1,240,000         0.20 -  3.00
            Granted . . . . . . . . . . . . .      (476,500)        476,500         2.00 -  5.50
            Exercised . . . . . . . . . . . .             -         (97,572)        0.20 -  2.00
            Canceled  . . . . . . . . . . . .        11,550         (11,550)                3.25
                                                  ---------       ---------
         Outstanding at July 31, 1994 . . . .        35,050       1,607,378         0.20 -  5.50
            Increase in authorized shares . .     1,000,000               -
            Granted . . . . . . . . . . . . .      (691,500)        691,500         5.50 - 12.20
            Exercised . . . . . . . . . . . .             -        (413,563)        0.20 -  3.25
            Canceled  . . . . . . . . . . . .       101,751        (101,751)        3.00 -  5.50
                                                  ---------       ---------
         Outstanding at July 31, 1995 . . . .       445,301       1,783,564         0.20 - 12.20
            Increase in authorized shares . .       500,000               -
            Granted . . . . . . . . . . . . .      (650,000)        650,000         8.50 - 15.50
            Exercised . . . . . . . . . . . .             -        (302,746)        0.20 -  5.50
            Canceled  . . . . . . . . . . . .        74,817         (74,817)        3.25 -  9.25
                                                  ---------       ---------
         Outstanding at July 31, 1996 . . . .       370,118       2,056,001         0.20 -  5.50
                                                  =========       =========

         At July 31, 1996, 925,747 options were exercisable at prices ranging from $0.20 to $12.25.

         In December 1995, the Company's Board of Directors approved by resolution an increase of 500,000 shares to 3,250,000 in the amount reserved for options. The resolution was approved by shareholders at the December 7, 1995, annual shareholders' meeting.

         (8) MAJOR CUSTOMERS

         Revenue, as a percentage of total revenue, attributable to significant customers was as follows:

                                                    1996      1995     1994
                                                    ----      ----     ----
         Customer A . . . . . . . . . . . . . . .    10%      14%      23%
         Customer B . . . . . . . . . . . . . . .    40%      37%      26%
         Customer C . . . . . . . . . . . . . . .    13%      12%        -
         Customer D . . . . . . . . . . . . . . .    14%      11%        -

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (9) INCOME TAXES

         Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 34% to pretax income
         (loss), for the years ended July 31, 1996, 1995 and 1994 due to the following (amounts in thousands):

                                                                                1996        1995       1994
                                                                                ----        ----       ----
                                                                                    (AMOUNTS IN THOUSANDS)
         Expected statutory income tax benefit (expense)  . . . . . . . .      $ (569)     $(1,135)   $  109
         Amounts not deductible for income tax purposes . . . . . . . . .         (61)         (35)        6
         Benefit of net operating loss not realized . . . . . . . . . . .           -            -      (122)
         State taxes, net of federal benefit  . . . . . . . . . . . . . .         (30)        (110)        -
         Change in valuation allowance, relating to provision   . . . . .         614        1,130         7
                                                                               ------      -------    ------
            Total income tax expense  . . . . . . . . . . . . . . . . . .      $  (46)     $  (150)   $    -
                                                                               ======      =======    ======

         The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                                            JULY 31
                                                                                   ------------------------
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                   (AMOUNTS IN THOUSANDS)
         Deferred income tax assets:
            Net operating loss carryforwards  . . . . . . . . . . . . . .         $ 3,939             $2,810
            Allowance for doubtful accounts . . . . . . . . . . . . . . .              49                 56
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              68                213
                                                                                  -------             ------
               Total gross deferred income tax assets . . . . . . . . . .           4,056              3,079
            Less valuation allowance  . . . . . . . . . . . . . . . . . .          (1,546)            (1,959)
                                                                                  -------             ------
                                                                                    2,510              1,120

         Deferred income tax liabilities:
            Intangible assets, due to difference in book/tax basis  . . .          (1,008)                 -
            Property and equipment, principally due to differences
               in depreciation  . . . . . . . . . . . . . . . . . . . . .          (1,230)            (1,117)
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (272)                (3)
                                                                                  -------             ------
                  Total gross deferred tax liabilities  . . . . . . . . .          (2,510)            (1,120)
                                                                                  -------             ------

                                                                                  $     -             $    -
                                                                                  =======             ======

         At July 31, 1996, the Company had net operating loss carryforwards for tax purposes aggregating approximately $10,400,000 which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2009. Approximately $1,300,000 of these net operating loss carryforwards are subject to certain rules limiting their annual usage. The Company believes these annual limitations will not ultimately affect the Company's ability to use substantially all of its net operating loss carryforwards for income tax purposes.

         A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         deferred tax assets as a result of its history of net losses. The Company has pre-tax net earnings for the year ended July 31, 1996, and has reversed the valuation allowance to the extent that net operating losses and other items were used to offset such earnings. This decrease in the valuation allowance was reflected as a reduction in the provision for income taxes and was offset by an increase to the valuation allowance associated with certain stock option deductions discussed below.

         The exercise of stock options which have been granted under the Company's 1991 NSO stock option plan gives rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options is not recognized, in accordance with Accounting Principles Board Opinion No. 25, as an expense for financial accounting purposes and the related tax benefits are taken directly to additional paid-in capital.

         The Company has recognized current tax expense during the year ended July 31, 1996 of $46,000. This charge relates primarily to a provision for certain state income taxes.

         (10) COMMITMENTS

         The Company leases certain telecommunications and office equipment under capital leases and leases office space under operating lease agreements. Capitalized costs of the property and equipment under capital leases was $1,150,000 at July 31, 1996, and accumulated amortization was $448,000. Rent expense under operating lease agreements for the years ended July 31, 1996, 1995 and 1994 was approximately $450,000, $320,000, and $213,000, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (amounts in thousands):

                                                         CAPITAL     OPERATING
                                                         LEASES        LEASES
                                                         ------        ------
                                                        (AMOUNTS IN THOUSANDS)
         Year ending July 31:
           1997 . . . . . . . . . . . . . . . . . . . .  $   398     $    681
           1998 . . . . . . . . . . . . . . . . . . . .       92          629
           1999 . . . . . . . . . . . . . . . . . . . .       51          623
           2000 . . . . . . . . . . . . . . . . . . . .        -          621
           2001 . . . . . . . . . . . . . . . . . . . .        -          570
                                                         -------     --------
              Total minimum lease payments  . . . . . .      541     $  3,124
                                                         =======     ========
           Less amount representing interest  . . . . .      (56)
                                                         -------
                                                         $   485
                                                         =======

         The corporate office operating lease terminates effective December 31, 1996. In April 1996, the Company entered into a lease agreement for approximately 38,000 square feet of office space. The term of the lease is for five years and commences on November 1, 1996. The Bank has also issued a standby letter of credit on behalf of the Company for $225,000 in favor of the lessor on the new lease (note 6). The company leases an additional 10,000 square feet of office space for its SpeakEZ operations under a five year lease, and various point of presence locations throughout the United States.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (11) CONTINGENCIES

         On October 21, 1996, the Company reached a settlement with Gateway Technologies, Inc. of Carrollton, Texas ("Gateway") regarding the patent infringement litigation between them.

         As previously reported in April 1995, the Company filed a civil action against Gateway Technologies, Inc. ("Gateway") alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection technology (the "'702 Patent"), in Tele-Matic Corporation v. Gateway Technologies, Inc., Civil Action No. 95-S-880, pending in the United States District Court for the District of Colorado. Gateway has filed an answer denying the Company's allegations and requesting that the court declare that the '702 Patent is invalid and is not infringed by Gateway. On May 5, 1995, Gateway and Intellicall, Inc. ("Intellicall") filed an action against the Company alleging infringement of U.S. Patents No. 4,935,956, 4,908,852, 4,920,558,
         5,920,562, 4,933,966 and 5,093,858 (collectively, the "Gateway
         Patents") in Gateway Technologies, Inc. et. al. v. Tele-Matic Corporation, Civil Action No. 395-CV-0855R, pending in the U.S. District Court for the Northern District of Texas, Dallas Division.
         On October 21, 1996, the parties resolved the matters involved in both lawsuits.

         Pursuant to the settlement agreement, the parties have filed and the courts have entered stipulated final judgments and orders dismissing the claims in litigation. As part of the settlement, the Company and Gateway have agreed to cross-license certain patents involved in the litigation. Each party will pay royalties to the other for the use of such patents.

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

         In July 1996, the Company filed a patent infringement lawsuit against BellSouth Telecommunications, Inc. ("BellSouth"). The suit seeks an injunction against the continued use of infringing product by BellSouth's current prison and jail customers. The Company alleged that BellSouth has purchased, installed and continued to use equipment which infringes on the Company's three-way call detection technology (the "'702 Patent"). The equipment in question was manufactured by Communications Equipment and

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Engineering Corp. Also in July 1996, BellSouth filed an action against the Company requesting a declaratory judgment of noninfringement and invalidity of the Company's '702 Patent. Bell South has not claimed any monetary damages in either action to date and to date there is no basis for any claims which would result in a material loss to the Company.

         Certain other claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately accrued for, or if not, are of such a nature, or involve such amounts, as would not have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

         (12) QUARTERLY RESULTS - (UNAUDITED)

         The following tables present unaudited quarterly operating results for the Company and in the opinion of management contain all adjustments, necessary for a fair presentation of the results of operations for these periods. Management believes that quarter-to-quarter comparisons of the Company's financial results should not be relied upon as an indication of annual or future performance.

                                              YEAR ENDED                THREE MONTHS ENDED
                                              -----------   --------------------------------------------
                                              JULY 31,      JULY 31,      APR 31,     JAN 31,     OCT 31,
                                               1996          1996          1996        1996        1995
                                               ----          ----          ----        ----         ----
REVENUE:
  Telecommunication services...............    $30,249      $ 7,914     $ 7,441      $ 7,419     $ 7,475
  Direct call provisioning.................      3,072          714         742          801         815
  Other revenue............................         57           57           -            -           -
                                               -------      -------     -------      -------     -------
     Total revenue.........................     33,378        8,685       8,183        8,220       8,290

EXPENSES:
  Operating costs and expenses.............     16,429        4,291       3,921        4,002       4,215
  Selling, general and administrative......      6,434        1,672       1,618        1,526       1,618
  Research and development.................      2,374          904         651          501         318
  Depreciation and amortization............      5,920        1,658       1,532        1,447       1,283
                                               -------      -------     -------      -------     -------
    Total expenses.........................     31,157        8,525       7,722        7,476       7,434
                                               =======      =======     =======      =======     =======
  Operating income.........................      2,221          160         461          774         856
  Interest and other expenses..............       (548)         (86)       (122)        (177)       (163)
                                               -------      -------     -------      -------     -------
  Earnings before income taxes.............      1,673           74         339          567         693
  Income taxes.............................        (46)           -          (5)          (5)        (36)
                                               -------      -------     -------      -------     -------
     Net earnings..........................    $ 1,627      $    74     $   334      $   562     $   657
                                               =======      =======     =======      =======     =======

  Net earnings per common share............    $  0.18      $  0.01     $  0.04      $  0.06     $  0.07
                                               =======      =======     =======      =======     =======


                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
T-NETIX, INC.:


Under the date of October 7, 1996, except for the first three paragraphs of
Note 11 which are as of October 21, 1996, we reported on the consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended July 31, 1996, as contained in the 1996 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement
Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.



                             /s/ KPMG PEAT MARWICK LLP
                             KPMG PEAT MARWICK LLP


Denver, Colorado
October 7, 1996

                         T-NETIX, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)


                                                  Balance at   Charged to                Balance
                                                  Beginning    Costs and    Deductions/   at End
                                                  of Period    Expenses     Write-offs   of Period
                                                  ---------    --------     ----------   ---------
Year ended July 31, 1994:
  Allowance for doubtful accounts  . . . . . .      $293           384       (508)         $169
                                                    ====           ===       ====          ====

Year ended July 31, 1995:
  Allowance for doubtful accounts  . . . . . .      $169           559       (591)         $137
                                                    ====           ===       ====          ====

Year ended July 31, 1996:
  Allowance for doubtful accounts  . . . . . .      $137           493       (501)         $129
                                                    ====           ===       ====          ====

                                     EXHIBIT INDEX


Exhibit
Number           Description of Exhibit                                                                                  Page
------           ----------------------                                                                                  ----
(2.1)            Acquisition Agreement and Plan of Merger between Registrant and SpeakEZ, Inc. dated October 11, 1995.
(3.1)            Articles of Amendment to the Articles of Incorporation of Registrant
(3.2)            Amended and Restated Articles of Incorporation of Registrant**
(3.3)            Amended and Restated Bylaws of Registrant*
(10.1)           1991 Non-Qualified Stock Option Plan***
(10.2)           Form of 1991 Non-Qualified Stock Option Agreement***
(10.3)           1991 Incentive Stock Option Plan***
(10.4)           Form of 1991 Incentive Stock Option Agreement***
(10.5)           1993 Incentive Stock Option Plan***
(10.6)           Form of 1993 Incentive Stock Option Agreement***
(10.7)           Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991*
(10.8)           Loan Agreement between Registrant and INTRUST BANK, N.A., dated as of April 1, 1996.
(10.9)           Standard Industrial Lease between Pacifica Development Properties, II LLC and Registrant dated April
                 15, 1996 and Amendment Number One thereto, dated May 20, 1996.
(21)             Subsidiaries of Registrant*
(23.1)           Consent of KPMG Peat Marwick LLP
(27)             Financial Data Schedule
------------------------

* Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 8, 1994, SEC Registration No. 33-83844.
** Incorporated herein by this reference from the Exhibits to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on October 11, 1994, SEC Registration No. 33-83844.
*** Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 23, 1995, SEC Registration No. 33-92642 and amended on May 3, 1996.