Form 10-Q
period 1996-10-31
T NETIX INC
filed 1996-12-16
CIK 929757

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

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

                 ---------------------------------------------

 FOR THE QUARTER ENDED OCTOBER 31, 1996          COMMISSION FILE NUMBER 0-25016


                                 T-NETIX, INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in Its Charter)


                  COLORADO                                      84-1037352
 -----------------------------------------------            -------------------
 (State of Other Jurisdiction  of Incorporation)            (I.R.S.Employer
                                                            Identification No.)


       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                         80112
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

      --------------------------------------------------------------------


                  Indicate by check whether the registrant (1) has filed all reports required to filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                Class                          Outstanding at December 12, 1996
--------------------------------------         --------------------------------
     Common Stock, $.01 stated value                       8,179,993

                                 T-NETIX, INC.
                                   FORM 10-Q

                                     INDEX


PART     ITEM                                                                                            PAGE
----     ----                                                                                            ----
I.       FINANCIAL INFORMATION

         1. Financial Statements:

                  Consolidated Balance Sheets, October 31, 1996
                           and July 31, 1996 (Unaudited)...............................................   2

                  Consolidated Statements of Operations, Three Months Ended
                           October 31, 1996 and 1995 (Unaudited) ......................................   3

                  Consolidated Statements of Shareholders' Equity, Three Months Ended
                           October 31, 1996 and Year Ended July 31, 1996 (Unaudited) ..................   4

                  Consolidated Statements of Cash Flows, Three  Months Ended
                           October 31, 1996 and 1995 (Unaudited) ......................................   5

                  Notes to Consolidated Financial Statements (Unaudited)...............................   6

         2. Management's Discussion and Analysis of Financial Condition and Results of
                   Operations .........................................................................   8

II.      OTHER INFORMATION - Items 1 through 6 ........................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                 October 31,   July 31,
                                                                   1996         1996
                                                                 --------    --------
                                                                 (amounts in thousands)
ASSETS

Cash and cash equivalents                                        $    122    $    145
Trade accounts receivable, net of allowance                         8,928       8,222
Other receivables                                                      73          73
Prepaid expenses                                                      198         296
Property and equipment, at cost:
  Telecommunications equipment                                     33,017      31,463
  Construction in progress                                          5,634       5,012
  Office equipment                                                  3,267       2,771
                                                                 --------    --------
     Property and equipment                                        41,918      39,246
  Less accumulated depreciation and amortization                  (12,194)    (10,516)
                                                                 --------    --------
    Property and equipment, net                                    29,724      28,730
Patent license rights                                               2,693       2,788
Other assets, net                                                   2,999       2,273
                                                                 --------    --------
                                                                 $ 44,737    $ 42,527
                                                                 ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                               $  7,849    $  7,968
  Accrued liabilities                                               1,726       2,191
  Debt                                                              9,593       6,324
  Capital lease obligations                                           367         485
                                                                 --------    --------
          Total liabilities                                        19,535      16,968
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                     --          --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,177,868 and 8,150,493         82          81
    shares, respectively
  Additional paid-in capital                                       26,247      26,208
  Accumulated deficit                                              (1,127)       (730)
                                                                 --------    --------
        Total shareholders' equity                                 25,202      25,559
Commitments and contingencies
                                                                 --------    --------
                                                                 $ 44,737    $ 42,527
                                                                 ========    ========


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                    Three Months Ended
                                                               ----------------------------
                                                                 October 31,    October 31,
                                                                   1996            1995
                                                               ------------    ------------
                                                              (amounts in thousands, except
                                                                    per share amounts)
Revenue:
  Telecommunication services                                   $      8,059    $      7,475
  Direct call provisioning                                              429             815
  Other revenue                                                          18            --
                                                               ------------    ------------
      Total revenue                                                   8,506           8,290

Expenses:
  Operating costs and expenses
    Telecommunications services                                       3,910           3,400
    Direct call provisioning                                            437             815
                                                               ------------    ------------
        Total operating costs and expenses                            4,347           4,215
  Selling, general, and administrative                                1,864           1,618
  Research and development                                              711             318
  Depreciation and amortization                                       1,826           1,283
                                                               ------------    ------------
        Total expenses                                                8,748           7,434

        Operating income (loss)                                        (242)            856

Interest expense                                                       (155)           (163)
                                                               ------------    ------------

        Earnings (loss) before income taxes                            (397)            693

Income taxes                                                           --               (36)
                                                               ------------    ------------

        Net earnings (loss)                                    $       (397)   $        657
                                                               ============    ============

Net earnings (loss) per common share                           $      (0.04)   $       0.07
                                                               ============    ============

Weighted average common shares
  outstanding                                                         8,825           9,031
                                                               ============    ============


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
           Consolidated Statements of Shareholders' Equity (Deficit)
                                  (Unaudited)





                                                                       Add-                  Total
                                                    Common stock      itional     Accum       share-
                                                -------------------   paid-in    -ulated     holders'
                                                 Shares    Amounts    capital    deficit      equity
                                                --------   --------   --------   --------    --------
                                                                  (amounts in thousands)
Balances at August 1, 1995                         7,623   $     76   $ 22,736   $ (2,357)   $ 20,455

Common stock issued upon
   exercise of stock options                         303          3        195       --           198
Common stock issued for assets
  acquired                                            30       --         --         --          --
Common stock issued in
  business acquisition                               195          2      2,269       --         2,271
Stock option tax benefit                            --         --        1,008       --         1,008
Net earnings                                        --         --         --        1,627       1,627
                                                --------   --------   --------   --------    --------

Balances at July 31, 1996                          8,151         81     26,208       (730)     25,559

Common stock issued upon
   exercise of stock options                          28          1         39       --            40

Net Loss                                            --         --         --         (397)       (397)
                                                --------   --------   --------   --------    --------

Balances at October 31, 1996                       8,179   $     82   $ 26,247   $ (1,127)   $ 25,202
                                                ========   ========   ========   ========    ========



See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Three months ended October 31, 1996 and 1995
                                  (Unaudited)

                                                                          1996       1995
                                                                         -------    -------
                                                                       ( amounts in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                                    $  (397)   $   657
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          1,826      1,283
    Provision for losses on accounts receivable                               71        132
    Noncash reductions of loans from customer                               --         (386)
    Changes in operating assets and liabilities, net of
      acquisition of business:
        Change in trade accounts receivable                                 (777)      (820)
        Change in other receivables                                         --          (17)
        Change in prepaid expenses                                            98         58
        Change in other assets                                              (126)      (120)
        Change in accounts payable                                          (119)      (365)
        Change in accrued liabilities                                       (465)       230
                                                                         -------    -------
        Cash provided by operating activities                                111        652
                                                                         -------    -------

Cash flows from investing activities:
  Capital expenditures                                                    (2,672)    (1,784)
  Acquisition of business                                                   --         (306)
  Other investing activities                                                (653)      (117)
                                                                         -------    -------

        Cash used in investing activities                                 (3,325)    (2,207)
                                                                         -------    -------

Cash flows from financing activities:
  Proceeds from borrowings                                                 3,275        776
  Payments of debt                                                            (6)       (48)
  Payments of capital lease obligations                                     (118)      (120)
  Common stock issued for cash                                                40         75
                                                                         -------    -------

        Cash provided by financing activities                              3,191        683
                                                                         -------    -------

Net decrease in cash and cash equivalents                                    (23)      (872)

Cash and cash equivalents at beginning of period                             145        872
                                                                         -------    -------

Cash and cash equivalents at end of period                               $   122    $  --
                                                                         =======    =======



See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Unaudited financial statements

         The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. and subsidiaries (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature.

         Reclassification

         Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

         Capitalized Software Cost

         Certain costs of internally developed software to be sold, leased, or otherwise marketed are capitalized over the economic useful life of the software product, which is generally estimated to be three years. Unamortized capitalized software cost was $145,000 at October 31, 1996.

         Earnings (loss) per common share

         Earnings (loss) per common share for the three months ended October 31, 1996 and 1995, are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. For purposes of the calculation of earnings per common share, common stock equivalents consist of stock options to acquire common stock (using the treasury stock method).

         Income taxes

         A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has a net loss for the three months ended October 31, 1996 and has increased the valuation allowance to the extent of the loss.

         Debt

         In December 1996, the Company increased its Loan Agreement with its commercial bank to a total of $11,000,000 in committed credit. All other terms and conditions associated with the Loan Agreement remained the same.

         Contingencies

         In July 1996, the Company filed a patent infringement lawsuit against BellSouth Telecommunications, Inc. ("BellSouth"). The suit seeks an injunctions against the continued use of infringing product by BellSouth's current prison and jail customers. The Company alleged that BellSouth has purchased, installed and continued to use equipment which infringes on the Company's three-way call detection technology (the "702 Patent"). The equipment in question was manufactured by Communications Equipment and Engineering Corp. Also in July 1996, BellSouth filed an action against the Company requesting a declaratory judgment of noninfringement and invalidity of the Company's `702 Patent. BellSouth has not claimed any monetary damages in either action to date and to date there is no basis for any claims which would result in a material loss to the Company.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties not limited to, the demand for the Company's products and services and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with the other risks detailed herein.

OVERVIEW


         The Company derives revenue under contracts with its customers, including AT&T, Bell Atlantic, GTE, NYNEX, Pacific Telesis, Southwestern Bell and US West, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls, although this service is provided primarily as an accommodation to certain customers. The Company expects to derive a declining percentage of total revenue from its direct call provisioning business. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.


                                                THREE MONTHS ENDED
                                      -----------------------------------------
                                         OCTOBER 31,           OCTOBER 31,
                                             1996                  1995
                                      -------------------   -------------------
Call volumes processed                   21,731,000            18,637,000

Average daily transactions                  236,000               203,000



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

RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 and 1995

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended October 31, 1996 and 1995.

                                             THREE MONTHS ENDED OCTOBER 31,
                                             ------------------------------
                                                1995                 1994
                                                ----                 ----
Revenue:
    Telecommunications services                   95%                  90%
    Direct call provisioning                       5                   10
    Other revenue                               --                   --
                                                ----                 ----
        Total revenue                            100 %                100 %

Expenses:
    Operating costs and expenses                  51 %                 51 %
    Selling, general and administrative           22                   20
    Research and development                       8                    4
    Depreciation and amortization                 21                   15
                                                ----                 ----
      Operating income (loss)                     (3)                  10
    Interest expense                              (2)                  (2)
                                                ----                 ----
     Earnings (loss) before income taxes          (5)                   8
    Income taxes                                --                   --
                                                ----                 ----
      Net earnings (loss)                         (5)%                  8 %
                                                ====                 ====


         Total Revenue. Total revenue increased 3% to $8,506,000 for the three months ended October 31, 1996 from $8,290,000 for the corresponding prior period. This increase resulted from a 8% increase in telecommunications services revenue to $8,059,000 for the three months ended October 31, 1996, from $7,475,000 in the corresponding prior period, due to a 17% increase in call volume to resulting primarily from an increase in the number of installed systems and the conversion of direct call provisioning to transaction based fee contracts with other call providers. Due to the Company's significant market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $47,000 during the quarter ended October 31, 1996. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as customers reach contractually agreed upon call volume discounts. Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and due to the conversion of direct sites to telecommunications services revenue. There was also a dollar decrease in direct call provisioning revenue due to conversion of sites serviced to transaction based fees. The Company anticipates it will continue to convert some of its direct call provisioning accounts to telecommunications services customers for which it receives transaction fee revenue versus direct call provisioning revenue. Other revenue, although not material, includes amounts earned on government funding from a Small Business Innovative Research (SBIR) grant centered around the SpeakEZ Voice Printsm technology.

         Operating costs and expenses. Total operating costs and expenses increased to $4,347,000 for the three months ended October 31, 1996, from $4,215,000 for the three months ended October 31, 1995, and remained constant as a percentage of total revenue at 51% for the three months ended October 31, 1996 and 1995. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges.


         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended October 31, 1996 and 1995.


                                                         THREE MONTHS ENDED
                                                  -----------------------------
                                                   OCTOBER 31,      OCTOBER 31,
                                                      1996             1995
                                                  ------------      -----------
          Operating costs and expenses:
            Telecommunications services              49  %                 45  %
            Direct call provisioning                102                   100


         Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 49% from 45% in the corresponding prior period. This percentage increase is primarily attributable to increased personnel costs associated with providing such services and the costs also including a greater proportion of verification procedure costs which are billed to customers with minimal margins. Direct call provisioning costs increased as a percentage of corresponding revenue to 102% for the three months ended October 31, 1995, from 100% in the corresponding prior period. This percentage increase is primarily attributable to the conversion of sites that had an overall lower cost structure due to lower commission expense than the remaining direct sites.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,864,000 for the three months ended October 31, 1996, from $1,618,000 in the corresponding prior period, and increased as a percentage of total revenue to 22% from 20%. The dollar increase was $246,000. This increase consists primarily of approximately $155,000 for salaries for administrative personnel and related expenses (including contract personnel) and $57,000 in property taxes. Total professional expenses including accounting, legal, public reporting, and other (net) accounted for $42,000 of the increase. The increase in salaries and contract personnel is due primarily to pay rate increases and the increase in the number of personnel to support current inmate call processing operations and the development of SpeakEZ Voice Printsm technology. Property taxes increased due the increase in installed systems. The increase in professional services is due to various legal actions and general cost increases for services. The Company expects the level of selling general and administrative expenses to remain at current levels over this fiscal year. The costs will be primarily in marketing expenses and related general and administrative support services associated with the Company's new marketing divisions. These divisions have responsibility for marketing SpeakEZ Voice Printsm products to their respective industries. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.


         Research and Development Expenses. Research and development expenses increased to $711,000 for the three months ended October 31, 1996, from $318,000 in the corresponding prior period, due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Printsm technology and for support of integration engineering between the Company's core technologies and SpeakEZ Voice Printsm technology. The Company expects the dollar amount of research and development expense to remain at current levels this fiscal year. There can be no assurance, however, that due to potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated research and development expenses.


         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $1,826,000 for the three months ended October 31, 1996, from $1,283,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company, and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office and testing equipment. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Printsm systems increase and as it purchases additional telecommunications and office and testing equipment.


         Interest Expense. Interest expense decreased to $155,000 for the three months ended October 31, 1996, from $163,000 in the corresponding prior period. The decrease was primarily attributable to a change in the balance of indebtedness and the related reduction in borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon shareholder and commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash from financing activities during the period ended October 31, 1996. The net cash provided by financing activities in the period ended October 31, 1996 was $3,191,000 . Cash provided by operations was $111,000 for the period ended October 31, 1996 as compared to $652,000 for the prior period. The change in cash provided by operations was primarily attributable to decreases in net earnings, adjusted for depreciation and amortization and an increase in the net change in operating assets and liabilities.

Cash used in investing activities was $3,325,000 . This included capital expenditures of $2,672,000 for the period ended October 31, 1996 as compared to $1,784,000 in the prior period. The capital expenditures for the period ended October 31, 1996 were mainly for telecommunications equipment and office equipment. The increase in capital expenditures was due primarily to the increase in the number of systems installed for the comparative periods. Additional investing activities included expenditures for patent defense costs and capitalized software development costs. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems.

Management believes that cash from operations and available borrowings under a $11,000,000 line of credit arrangement should be sufficient to fund the Company's operations and anticipated new inmate call processing systems and potential installations for SpeakEZ Voice Printsm for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On October 21, 1996, the Company reached a settlement with Gateway Technologies, Inc. of Carrollton, Texas ("Gateway") regarding the patent infringement litigation between them.

         As previously reported in 1995, the Company filed a civil action against Gateway Technologies, Inc. ("Gateway") alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection (the "`702 Patent"), in Tele-Matic Corporation v. Gateway Technologies, Inc., Civil Action No. 95-S-880, pending in the United States District Court for the District of Colorado. On May 5, 1995, Gateway and Intellicall, Inc. ("Intellicall") filed an action against the Company alleging infringement of U.S. Patents No. 4,935,956, 4,908,852, 4,920,558, 5,920,562, 4,933,966 and 5,093,858
(collectively, the "Gateway Patents") in Gateway Technologies, Inc. et. al. v. Tele-Matic Corporation, Civil Action No. 395-CV-0855R, pending in the U.S. District Court for the Northern District of Texas, Dallas Division. On October 21, 1996, the parties resolved the matters involved in both lawsuits.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27     Financial Data Schedule

         B. No reports on Form 8-K were filed during the three month period ended October 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            T-NETIX, Inc.
                                           ----------------
                                           (Registrant)




Date    December 16, 1996             By: /s/ Alvyn A. Schopp
        -----------------                 -------------------
                                            (Signature)

                                      Alvyn A. Schopp, Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
