Form 10-Q
period 1997-01-31
T NETIX INC
filed 1997-03-11
CIK 929757

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

FOR THE QUARTER ENDED JANUARY 31, 1997           COMMISSION FILE NUMBER 0-25016


                                 T-NETIX, INC.
                                 -------------
             (Exact Name of registrant as Specified in Its Charter)


             COLORADO                                     84-1037352
-------------------------------                ---------------------------------
   (State of Other Jurisdiction                        (I.R.S.Employer
         of Incorporation)                            Identification No.)


       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

                 ---------------------------------------------


          Indicate by check X whether the registrant (1) has filed all reports required to filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                                 Outstanding at March 10, 1996
-------------------------------                ---------------------------------
Common Stock, $.01 stated value                            8,250,333

                                 T-NETIX, INC.
                                   FORM 10-Q

                                     INDEX

PART ITEM                                                                      PAGE
---- ----                                                                      ----
I.   FINANCIAL INFORMATION

     1. Financial Statements:

           Consolidated Balance Sheets, January 31, 1997
                and July 31, 1996 (Unaudited) ...............................    2

           Consolidated Statements of Operations, Three Months Ended
                January 31, 1997 and 1996, and Six Months Ended
                January 31, 1997 and 1996 (Unaudited) .......................    3

           Consolidated Statements of Shareholders' Equity, Six Months Ended
                January 31, 1997 and Year Ended July 31, 1996 (Unaudited) ...    4

           Consolidated Statements of Cash Flows, Six  Months Ended
                January 31, 1997 and 1996 (Unaudited) .......................    5

           Notes to Consolidated Financial Statements (Unaudited) ...........    6

     2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................    8

II.  OTHER INFORMATION - Items 1 through 6 ..................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                 January 31,       July 31,
                                                                     1997            1996
                                                                 ------------    ------------
                                                                    (amounts in thousands)
ASSETS

Cash and cash equivalents                                        $        205    $        145
Trade accounts receivable, net of allowance                             9,207           8,222
Other receivables                                                          76              73
Prepaid expenses                                                          439             296
Property and equipment, at cost:
  Telecommunications equipment                                         35,354          31,463
  Construction in progress                                              4,963           5,012
  Office equipment                                                      3,257           2,771
                                                                 ------------    ------------
    Property and equipment                                             43,574          39,246
  Less accumulated depreciation and amortization                      (13,834)        (10,516)
                                                                 ------------    ------------
    Property and equipment, net                                        29,740          28,730
Patent license rights                                                   2,826           2,788
Other assets, net                                                       3,415           2,273
                                                                 ------------    ------------
                                                                 $     45,908    $     42,527
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                               $      8,405    $      7,968
  Accrued liabilities                                                   2,270           2,191
  Debt                                                                  9,454           6,324
  Capital lease obligations                                               290             485
                                                                 ------------    ------------
          Total liabilities                                            20,419          16,968
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                         --              --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,248,833 and 8,150,493
    shares, respectively                                                   82              81
  Additional paid-in capital                                           26,448          26,208
  Accumulated deficit                                                  (1,041)           (730)
                                                                 ------------    ------------
        Total shareholders' equity                                     25,489          25,559
Commitments and contingencies
                                                                 ------------    ------------
                                                                 $     45,908    $     42,527
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                   Three Months Ended               Six Months Ended
                                             ----------------------------    ----------------------------
                                              January 31,     January 31,     January 31,     January 31,
                                                 1997            1996            1997            1996
                                             ------------    ------------    ------------    ------------
                                                   (amounts in thousands, except per share amounts)
Revenue:
  Telecommunication services                 $      8,505    $      7,419    $     16,564    $     14,894
  Direct call provisioning                            351             801             780           1,616
  Voice print                                         148            --               148            --
  Other revenue                                      --              --                18            --
                                             ------------    ------------    ------------    ------------
      Total revenue                                 9,004           8,220          17,510          16,510

Expenses:
  Operating costs and expenses:
    Telecommunications services                     3,743           3,210           7,653           6,610
    Direct call provisioning                          312             792             749           1,607
    Voice print                                        14            --                14            --
                                             ------------    ------------    ------------    ------------
        Total operating costs and expenses          4,069           4,002           8,416           8,217
  Selling, general, and administrative              2,063           1,526           3,927           3,144
  Research and development                            687             501           1,398             819
  Depreciation and amortization                     1,909           1,447           3,735           2,730
                                             ------------    ------------    ------------    ------------
        Total expenses                              8,728           7,476          17,476          14,910

        Operating income                              276             744              34           1,600

Interest expense, net                                (190)           (177)           (345)           (340)
                                             ------------    ------------    ------------    ------------

     Earnings (loss) before income taxes               86             567            (311)          1,260

Income taxes                                         --                (5)           --               (41)
                                             ------------    ------------    ------------    ------------

        Net earnings (loss)                  $         86    $        562    $       (311)   $      1,219
                                             ============    ============    ============    ============

Net earnings (loss) per common share         $       0.01    $       0.06    $      (0.03)   $       0.13
                                             ============    ============    ============    ============

Weighted average common shares
  outstanding                                       9,314           9,058           8,888           9,122
                                             ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)



                                     Common stock       Additional                    Total
                                 --------------------     paid-in    Accumulated   shareholders'
                                  Shares     Amounts      capital      deficit        equity
                                 --------   ---------   ----------   -----------   ------------
                                                   (amounts in thousands)
Balances at August 1, 1995          7,623   $      76   $   22,736   $   (2,357)   $     20,455

Common stock issued upon
  exercise of stock options           303           3          195         --               198
Common stock issued for assets
  acquired                             30        --           --           --              --
Common stock issued in
  business acquisition                195           2        2,269         --             2,271
Stock option tax benefit             --          --          1,008         --             1,008
Net earnings                         --          --           --          1,627           1,627
                                 --------   ---------   ----------   ----------    ------------

Balances at July 31, 1996           8,151          81       26,208         (730)         25,559

Common stock issued upon
  exercise of stock options            90           1          146         --               147
Common stock issued in
  business acquisition                  8        --             94         --                94
Net loss                             --          --           --           (311)           (311)
                                 --------   ---------   ----------   ----------    ------------

Balances at January 31, 1997        8,249   $      82   $   26,448   $   (1,041)   $     25,489
                                 ========   =========   ==========   ==========    ============



See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Six months ended January 31, 1997 and 1996
                                  (Unaudited)

                                                         1997        1996
                                                       --------    --------
                                                      (amounts in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                  $   (311)   $  1,219
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                         3,735       2,730
    Provision for losses on accounts receivable             177         261
    Noncash reductions of loans from customer              --          (449)
    Changes in operating assets and liabilities, net
      of acquisition of business:
        Change in trade accounts receivable              (1,162)     (1,353)
        Change in other receivables                          (3)        (40)
        Change in prepaid expenses                         (143)        (60)
        Change in other assets                             (194)       (282)
        Change in accounts payable                       (1,704)      1,479
        Change in accrued liabilities                       132        (540)
                                                       --------    --------

        Cash provided by operating activities               527       2,965
                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures                                   (4,386)     (3,999)
  Acquisition of business                                  --          (450)
  Other investing activities                               (981)       (310)
                                                       --------    --------

        Cash used in investing activities                (5,367)     (4,759)
                                                       --------    --------

Cash flows from financing activities:
  Proceeds from borrowings                                3,215       1,203
  Payments of debt                                          (12)        (98)
  Payments of capital lease obligations                    (195)       (272)
  Common stock issued for cash                              147          88
  Bank overdraft                                          1,745        --
                                                       --------    --------

        Cash provided by financing activities             4,900         922
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents         60        (872)

Cash and cash equivalents at beginning of period            145         872
                                                       --------    --------

 Cash and cash equivalents at end of period            $    205    $   --
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

     Capitalized Software Cost

     Certain costs of internally developed software to be sold, leased, or otherwise marketed are capitalized over the economic useful life of the software product, which is generally estimated to be three years. Unamortized capitalized software cost was $255,000 at January 31, 1997.

     Earnings (loss) per common share

     Earnings (loss) per common share for the three and six months ended January 31, 1997 and 1996, are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. For purposes of the calculation of earnings per common share, common stock equivalents consist of stock options to acquire common stock (using the treasury stock method).

     Income taxes

     A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has a net loss for the six months ended January 31, 1997 and has increased the valuation allowance to the extent of the loss.

     Debt

     In December 1996, the Company increased its Loan Agreement with its commercial bank to a total of $11,000,000 in committed credit. All other terms and conditions associated with the Loan Agreement remained the same.

     Contingencies

     In August 1995, Independent Telecommunications Network, Inc. ("ITN") filed a demand for arbitration with the American Arbitration Association, claiming the Company had breached certain query transport services contracts with ITN by, ITN alleges, terminating those contracts. ITN seeks damages of approximately $3 million based on its alleged potential future earnings under the contracts. Given the speculative nature of arbitration in general, the Company is unable to predict with certainty the outcome of this dispute. However, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial condition, results of operations or cash flows.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Subsequent Event

     Effective as of February 11, 1997, the Company entered into a Settlement Agreement with BellSouth Telecommunications, Inc. ("BellSouth") in settlement of the suits pending between the parties in federal courts in Colorado and Georgia. Under the terms of the Agreement, the parties agreed to enter Stipulated Orders of Dismissal in both suits, ending the litigation between them that was described under Item 3 of the Company's Annual Report on Form 10-K filed with the Commission on October 29, 1996.

     Under the Agreement, the Company has agreed to a limited license of certain of its technology, including U.S. Patent No. 5,319,702 relating to three-way call detection technology, to BellSouth in exchange for an up-front payment of $750,000 and additional payments, based on additional lines which may be deployed by BellSouth in the future, of up to $350,000. The terms of the license permit BellSouth to use, or have made for its use, three-way call detection products utilizing the Company's technology, but not to sublicense or to manufacture or sell products utilizing such technology for use by others. The use license extends to those customers of BellSouth with respect to products supplied by BellSouth.

     Payments by BellSouth represent licensing revenue and will be recognized in the Company's financial statements for the period ended April 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties not limited to, the demand for the Company's products and services and market acceptance risks, the renewal of existing site specific customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with the other risks detailed herein.

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

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                             -----------------------   -----------------------
                             JANUARY 31,  JANUARY 31,  JANUARY 31,  JANUARY 31,
                                1997         1996         1997         1996
                             ----------   ----------   ----------   ----------
Call volumes processed       23,059,000   19,715,000   44,790,000   38,352,000

Average daily transactions      250,000      214,000      243,000      208,000


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

RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 and 1996

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended January 31, 1997 and 1996.

                                            THREE MONTHS ENDED JANUARY 31,
                                            ------------------------------
                                                  1997           1996
                                               ----------     ----------
     Revenue:
         Telecommunications services                   94%            90%
         Direct call provisioning                       4             10
         Voice print                                    2             --
         Other revenue                                 --             --
                                               ----------     ----------
             Total revenue                            100%           100%

     Expenses:
         Operating costs and expenses                  45%            49%
         Selling, general and administrative           23             19
         Research and development                       8              6
         Depreciation and amortization                 21             18
                                               ----------     ----------
           Operating income                             3              8
         Interest expense                              (2)            (2)
                                               ----------     ----------
          Earnings before income taxes                  1              6
         Income taxes                                  --             --
                                               ----------     ----------
           Net earnings                                 1%             6%
                                               ==========     ==========

     Total Revenue. Total revenue increased 10% to $9,004,000 for the three months ended January 31, 1997 from $8,220,000 for the corresponding prior period. This increase resulted from a 15% increase in telecommunications services revenue to $8,505,000 for the three months ended January 31, 1997, from $7,419,000 in the corresponding prior period, due to a 17% increase in call volume to resulting primarily from an increase in the number of installed systems and the conversion of direct call provisioning to transaction based fee contracts with other call providers. Due to the Company's significant market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $97,000 during the quarter ended January 31, 1997. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as customers reach contractually agreed upon call volume discounts. Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and due to the conversion of direct sites to telecommunications services revenue. There was also a dollar decrease in direct call provisioning revenue of $450,000 due to conversion of sites serviced to transaction based fees. The Company anticipates it will continue to convert some of its direct call provisioning accounts to telecommunications services customers for which it receives transaction fee revenue versus direct call provisioning revenue. The Company also recognized voice print revenue for the first time in the amount of $140,000 for professional services associated with the installation of a SpeakEZ Voice Print(SM) product for the wireless industry.

     Operating costs and expenses. Total operating costs and expenses increased to $4,069,000 for the three months ended January 31, 1997, from $4,002,000 for the three months ended January 31, 1996, and decreased as a percentage of total revenue to 45% for the three months ended January 31,

1997 from 49% in the corresponding prior period. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs were primarily the amortization of capitalized software.


     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended January 31, 1997 and 1996.

                                        THREE MONTHS ENDED
                                     -------------------------
                                     JANUARY 31,   JANUARY 31,
                                        1997          1996
                                     ----------    ----------
     Operating costs and expenses:
       Telecommunications services           44%           43%
       Direct call provisioning              89            99
       Voice print                            9            --

     Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 44% for the three months ended January 31, 1997 from 43% for the corresponding prior period. This percentage increase is primarily attributable to increased personnel and communication costs associated with providing such services. Direct call provisioning costs decreased as a percentage of corresponding revenue to 89% for the three months ended January 31, 1997, from 99% in the corresponding prior period. This percentage decrease is primarily attributable to the conversion of sites that had an overall higher cost structure due to a higher commission expense than the remaining direct sites. Voice print operating costs for the three months ended January 31, 1997 were primarily the amortization of capitalized software.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,063,000 for the three months ended January 31, 1997, from $1,526,000 in the corresponding prior period, and increased as a percentage of total revenue to 23% from 19%. The dollar increase was $537,000. This increase consists primarily of approximately $212,000 for marketing personnel and other marketing costs to support the SpeakEZ Voice Print(SM) products. Other selling, general and administrative increases were $ 212,000 for salaries for administrative personnel and related expenses (including contract personnel) and $42,000 in property taxes. Total professional expenses including accounting, legal, public reporting, and other
(net) accounted for $44,000 of the increase. The increase was offset by reductions in other office operational related expenses of approximately $34,000. The increase in salaries and contract personnel is due primarily to additional personnel and pay rate increases. Property taxes increased due the increase in installed systems. The increase in professional services is due to various legal actions and general cost increases for services. The Company expects the level of selling general and administrative expenses to remain at current levels over this fiscal year. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Research and Development Expenses. Research and development expenses increased to $687,000 for the three months ended January 31, 1997, from $501,000 in the corresponding prior period, primarily due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(SM) technology. The research and development expense associated with the SpeakEZ Voice Print(SM) technology was $366,000 for the three months ended January 31, 1997 as compared to $241,000 for the corresponding prior period. For the three months ended January 31, 1997, the Company capitalized $110,000 of computer software development costs associated with the SpeakEZ Voice Print(SM) technology. There were no such costs capitalized in the corresponding prior period. In addition, under a government contract the Company is reimbursed for expenses on this project. This reimbursement totaled approximately $81,000 for the three months ended January 31, 1997 and was recognized as a reduction to SpeakEZ

Voice Print(SM) technology related research and development expenses. Such reimbursements were not significant for the corresponding prior period. The Company expects the dollar amount of research and development expense to remain at current levels this fiscal year. There can be no assurance, however, that due to potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated research and development expenses.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $1,909,000 for the three months ended January 31, 1997, from $1,447,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company, and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office and testing equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(SM) technology and the related business acquisition was $212,000 for the three months ended January 31, 1997 as compared to $109,000 for the corresponding prior period. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Print(SM) systems increase and as it purchases additional telecommunications and office and testing equipment. The increases, however, may be offset as certain capitalized costs from previous periods become fully depreciated.

     Interest Expense. Interest expense increased to $190,000 for the three months ended January 31, 1997, from $177,000 in the corresponding prior period. The increase was primarily attributable to a increase in the balance of indebtedness.

Six Months Ended January 31, 1997 and 1996

     The following table sets forth certain statement of operations data as a percentage of total revenue for the six months ended January 31, 1997 and 1996.

                                               SIX MONTHS ENDED JANUARY 31,
                                               ----------------------------
                                                   1997           1996
                                                ----------     ----------
     Revenue:
         Telecommunications services                    95%            90%
         Direct call provisioning                        4             10
         Voice print                                     1             --
         Other revenue                                  --             --
                                                ----------     ----------
             Total revenue                             100%           100%

     Expenses:
         Operating costs and expenses                   48%            50%
         Selling, general and administrative            23             19
         Research and development                        8              5
         Depreciation and amortization                  21             17
                                                ----------     ----------
           Operating income                             --              9
         Interest expense                               (2)            (2)
                                                ----------     ----------
          Earnings (loss) before income taxes           (2)             7
         Income taxes                                   --             --
                                                ----------     ----------
           Net earnings (loss)                          (2)%            7%
                                                ==========     ==========

     Total Revenue. Total revenue increased 6% to $17,510,000 for the six months ended January 31, 1997 from $16,510,000 for the corresponding prior period. This increase resulted from a 11% increase in telecommunications services revenue to $16,564,000 for the six months ended January 31, 1997, from $14,894,000 in the corresponding prior period, due to a 17% increase in call volume to resulting primarily from an increase in the number of installed systems and the conversion of direct call provisioning to transaction based fee contracts with other call providers. Due to the Company's significant market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $149,000 during the six months ended January 31, 1997. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as customers reach contractually agreed upon call volume discounts. Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and due to the conversion of direct sites to telecommunications services revenue. There was also a dollar decrease in direct call provisioning revenue of $836,000 due to conversion of sites serviced to transaction based fees. The Company also recognized voice print revenue for the first time in the amount of $140,000 for professional services associated with the installation of a SpeakEZ Voice Print(SM) product for the wireless industry. Other revenue was not significant.

     Operating costs and expenses. Total operating costs and expenses increased to $8,416,000 for the six months ended January 31, 1997, from $8,217,000 for the six months ended January 31, 1997, and decreased as a percentage of total revenue to 48% for the six months ended January 31, 1997 from 50% in the corresponding prior period. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs were primarily amortization of capitalized software.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the six months ended January 31, 1997 and 1996.

                                          SIX MONTHS ENDED
                                     -------------------------
                                     JANUARY 31,   JANUARY 31,
                                        1997          1996
                                     ----------    ----------
     Operating costs and expenses:
       Telecommunications services           46%           44%
       Direct call provisioning              96            99
       Voice print                            9            --

     Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 46% for the six months ended January 31, 1997 from 44% for the corresponding prior period. This percentage increase is primarily attributable to increased personnel and communication costs associated with providing such services. Direct call provisioning costs decreased as a percentage of corresponding revenue to 96% for the six months ended January 31, 1997, from 99% in the corresponding prior period. This percentage decrease is primarily attributable to the conversion of sites that had an overall higher cost structure due to a higher commission expense than the remaining direct sites. Voice print operating costs for the six months ended January 31, 1997 were primarily amortization of capitalized software.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,927,000 for the six months ended January 31, 1997, from $3,144,000 in the corresponding prior period, and increased as a percentage of total revenue to 23% from 19%. The dollar increase was $783,000. This increase consists primarily of approximately $402,000 for marketing personnel and other marketing costs to support the SpeakEZ Voice Print(SM) products. Other selling, general and administrative increases were $309,000 for salaries for administrative personnel and related expenses (including contract personnel) and $98,000 in property taxes. Total professional expenses including accounting, legal, public reporting, and other (net) accounted for minimal increase. The increase was offset by reductions in other office operational related expenses of approximately $68,000. The increase in salaries and contract personnel is due primarily to additional personnel and pay rate increases. Property taxes increased due the increase in installed systems. The increase in professional services is due to various legal actions and general cost increases for services.

     Research and Development Expenses. Research and development expenses increased to $1,398,000 for the six months ended January 31, 1997, from $819,000 in the corresponding prior period, primarily due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(SM) technology. The research and development expense associated with the SpeakEZ Voice Print(SM) technology was $728,000 for the six months ended January 31, 1997 as compared to $299,000 for the corresponding prior period. For the six months ended January 31, 1997, the Company capitalized $265,000 of computer software development costs. There were no such costs capitalized in the corresponding prior period. In addition, under a government contract the Company is reimbursed for expenses on this project. This reimbursement totaled approximately $121,000 for the six months ended January 31, 1997 and was recognized as a reduction to research and development expenses. Such reimbursements were not significant for the corresponding prior period.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $3,735,000 for the six months ended January 31, 1997, from $2,730,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company, and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office and testing equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(SM) technology and the related business acquisition was $333,000 for the six months ended January 31, 1997 as compared to $132,000 for the corresponding prior period.

     Interest Expense. Interest expense increased to $345,000 for the six months ended January 31, 1997, from $340,000 in the corresponding prior period. The increase was primarily attributable to a increase in the balance of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash from financing activities during the six months ended January 31, 1997. The net cash provided by financing activities in the six months ended January 31, 1997 was $4,900,000 . Cash provided by operations was $527,000 for the six months January 31, 1997 as compared to $2,965,000 for the prior period. The change in cash provided by operations was primarily attributable to decreases in net earnings, adjusted for depreciation and amortization and the net change in operating assets and liabilities.

Cash used in investing activities was $5,367,000 . This included capital expenditures of $4,386,000 for the six months ended January 31, 1997 as compared to $3,999,000 in the prior period. The capital expenditures for the six months ended January 31, 1997 were mainly for telecommunications equipment and office equipment. The increase in capital expenditures was due primarily to the increase in the number of systems installed for the comparative periods. Additional investing activities of $981,000 included expenditures for patent defense costs and capitalized software development costs. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems.

The Company has been funding its operations by using cash from operations and available borrowings under a $11,000,000 line of credit arrangement. The Company is currently under discussions to increase its borrowing facilities and possibly obtain alternative facilities and has received competing alternatives from institutions including its current lender to increase the facilities to $20,000,000. Management believes that the new credit facility, once finalized should be sufficient to fund the Company's operations and anticipated new inmate call processing systems and potential installations for SpeakEZ Voice Print(SM) for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Effective as of February 11, 1997, the Company entered into a Settlement Agreement with BellSouth Telecommunications, Inc. ("BellSouth") in settlement of the suits pending between the parties in federal courts in Colorado and Georgia. Under the terms of the Agreement, the parties agreed to enter Stipulated Orders of Dismissal in both suits, ending the litigation between them that was described under Item 3 of the Company's Annual Report on Form 10-K filed with the Commission on October 29, 1996.

          Under the Agreement, the Company has agreed to a limited license of certain of its technology, including U.S. Patent No. 5,319,702 relating to three-way call detection technology, to BellSouth in exchange for an up-front payment of $750,000 and additional payments, based on additional lines which may be deployed by BellSouth in the future, of up to $350,000. The terms of the license permit BellSouth to use, or have made for its use, three-way call detection products utilizing the Company's technology, but not to sublicense or to manufacture or sell products utilizing such technology for use by others. The use license extends to those customers of BellSouth with respect to products supplied by BellSouth.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits

               27   Financial Data Schedule

          B. No reports on Form 8-K were filed during the three month period ended January 31, 1997.

               The Company filed a Form 8-K on February 26, 1997 associated with the Settlement with BellSouth.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 T-NETIX, Inc.
                                                 -------------
                                                 (Registrant)


Date March 11, 1997                     By: /s/ Alvyn A. Schopp
     --------------                        ----------------------------
                                                 (Signature)

                                        Alvyn A. Schopp, Executive Vice
                                             President and Chief Financial
                                             Officer (Principal Accounting
                                             Officer)