Form 10-Q
period 1997-04-30
T NETIX INC
filed 1997-06-12
CIK 929757

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 ---------------------------------------------

FOR THE QUARTER ENDED APRIL 30, 1997             COMMISSION FILE NUMBER 0-25016


                                 T-NETIX, INC.
            -------------------------------------------------------
             (Exact Name of registrant as Specified in Its Charter)


           COLORADO                                        84-1037352
------------------------------------            ------------------------------
        (State of Other                                 (I.R.S. Employer
  Jurisdiction of Incorporation)                        Identification No.)


   67 INVERNESS DRIVE EAST
      ENGLEWOOD, COLORADO                                   80112
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)




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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                                 Outstanding at June 9, 1997
-------------------------------                 -------------------------------
Common Stock, $.01 stated value                            8,313,083

                                 T-NETIX, INC.
                                   FORM 10-Q

                                     INDEX


PART ITEM                                                                                   PAGE
---- ----                                                                                   ----
I.   FINANCIAL INFORMATION
     1. Financial Statements:

          Consolidated Balance Sheets, April 30, 1997
               and July 31, 1996 (Unaudited)........................................          2

          Consolidated Statements of Operations, Three Months Ended
               April 30, 1997 and 1996, and Nine Months Ended
               April 30, 1997 and 1996 (Unaudited) .................................          3

          Consolidated Statements of Shareholders' Equity, Nine Months Ended
               April 30, 1997 and Year Ended July 31, 1996 (Unaudited) .............          4

          Consolidated Statements of Cash Flows, Nine  Months Ended
               April 30, 1997 and 1996 (Unaudited) .................................          5

          Notes to Consolidated Financial Statements (Unaudited)....................          6

     2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................          8

II.  OTHER INFORMATION - Items 1 through 6 .........................................         15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                              April 30,     July 31,
                                                                1997          1996
                                                             ----------    ----------
                                                              (amounts in thousands)
ASSETS

Cash and cash equivalents                                    $      336    $      145
Trade accounts receivable, net of allowance                      12,983         8,222
Other receivables                                                    63            73
Prepaid expenses                                                    466           296
Property and equipment, at cost:
  Telecommunications equipment                                   36,681        31,463
  Construction in progress                                        4,701         5,012
  Office equipment                                                3,619         2,771
                                                             ----------    ----------
    Property and equipment                                       45,001        39,246
  Less accumulated depreciation and amortization                (15,696)      (10,516)
                                                             ----------    ----------
    Property and equipment, net                                  29,305        28,730
Patent license rights                                             2,705         2,788
Other assets, net                                                 3,381         2,273
                                                             ----------    ----------
                                                             $   49,239    $   42,527
                                                             ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                           $    6,130    $    7,968
  Accrued liabilities                                             3,397         2,191
  Debt                                                           13,298         6,324
  Capital lease obligations                                         209           485
                                                             ----------    ----------
    Total liabilities                                            23,034        16,968
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                   --            --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding
    8,312,333 and 8,150,493 shares, respectively                     83            81
  Additional paid-in capital                                     26,520        26,208
  Accumulated deficit                                              (398)         (730)
                                                             ----------    ----------
    Total shareholders' equity                                   26,205        25,559
                                                             ----------    ----------
Commitments and contingencies                                $   49,239    $   42,527
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended           Nine Months Ended
                                               ------------------------    ------------------------
                                                April 30,     April 30,     April 30,     April 30,
                                                  1997          1996          1997          1996
                                               ----------    ----------    ----------    ----------
                                                 (amounts in thousands, except per share amounts)
Revenue:
  Telecommunications services                  $    8,209    $    7,441    $   24,773    $   22,335
  Telecommunications licensing                        750          --             750          --
  Direct call provisioning                            268           742         1,048         2,358
  Voice print                                         241          --             389          --
  Other revenue                                         2          --              20          --
                                               ----------    ----------    ----------    ----------
     Total revenue                                  9,470         8,183        26,980        24,693

Expenses:
  Operating costs and expenses:
    Telecommunications services                     3,457         3,216        11,110         9,826
    Direct call provisioning                          236           705           985         2,312
    Voice print                                        59          --              73          --
                                               ----------    ----------    ----------    ----------
      Total operating costs and expenses            3,752         3,921        12,168        12,138
  Selling, general, and administrative              1,924         1,618         5,851         4,762
  Research and development                            692           651         2,090         1,470
  Depreciation and amortization                     2,022         1,532         5,757         4,262
                                               ----------    ----------    ----------    ----------
      Total expenses                                8,390         7,722        25,866        22,632

      Operating income                              1,080           461         1,114         2,061

Interest expense, net                                (245)         (122)         (590)         (462)
                                               ----------    ----------    ----------    ----------
  Earnings before income taxes                        835           339           524         1,599

Income taxes                                         (192)           (5)         (192)          (46)
                                               ----------    ----------    ----------    ----------
      Net earnings                             $      643    $      334    $      332    $    1,553
                                               ==========    ==========    ==========    ==========
Net earnings per common share                  $     0.07    $     0.04    $     0.04    $     0.17
                                               ==========    ==========    ==========    ==========
Weighted average common shares
  outstanding                                       9,104         9,198         9,264         9,048
                                               ==========    ==========    ==========    ==========



See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)






                                        Common stock      Additional                Total
                                     -------------------   paid-in   Accumulated  shareholders'
                                      Shares    Amounts    capital     deficit      equity
                                     --------   --------   --------  -----------  ------------
                                                   (amounts in thousands)
Balances at August 1, 1995              7,623   $     76   $ 22,736   $ (2,357)   $ 20,455
Common stock issued upon
  exercise of stock options               303          3        195       --           198
Common stock issued for assets
  acquired                                 30       --         --         --          --
Common stock issued in
  business acquisition                    195          2      2,269       --         2,271
Stock option tax benefit                 --         --        1,008       --         1,008
Net earnings                             --         --         --        1,627       1,627
                                     --------   --------   --------   --------    --------
Balances at July 31, 1996               8,151         81     26,208       (730)     25,559

Common stock issued upon
  exercise of stock options               153          2        187       --           189
Common stock issued in
  business acquisition                      8       --           94       --            94
Stock option tax benefit                 --         --           31       --            31
Net earnings                             --         --         --          332         332
                                     --------   --------   --------   --------    --------
Balances at April 30, 1997              8,312   $     83   $ 26,520   $   (398)   $ 26,205
                                     ========   ========   ========   ========    ========



See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Nine months ended April 30, 1997 and 1996
                                  (Unaudited)


                                                                  1997          1996
                                                               ----------    ----------
                                                                 (amounts in thousands)
Cash flows from operating activities:
  Net earnings                                                 $      332    $    1,553
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                    5,757         4,262
   Provision for losses on accounts receivable                        210           378
   Deferred income tax expense                                        192          --
   NonCash reductions in loan from customer                          --            (449)
   Changes in operating assets and liabilities, net of
    acquisition of business:
      Change in trade accounts receivable                          (4,971)       (2,788)
      Change in other receivables                                      10           (63)
      Change in prepaid expenses                                     (170)         (168)
      Change in other assets                                         (174)         (321)
      Change in accounts payable                                   (1,838)        3,956
      Change in accrued liabilities                                 1,098          (343)
                                                               ----------    ----------
      Cash provided by operating activities                           446         6,017
                                                               ----------    ----------
Cash flows from investing activities:
  Capital expenditures                                             (5,755)       (6,766)
  Acquisition of business                                            --            (431)
  Other investing activities                                       (1,066)         (432)
                                                               ----------    ----------
    Cash used in investing activities                              (6,821)       (7,629)
                                                               ----------    ----------
Cash flows from financing activities:
  Proceeds from borrowings                                          6,833         1,259
  Payments of debt                                                   (180)          (18)
  Payments of capital lease obligations                              (276)         (379)
  Common stock issued for cash                                        189            95
                                                               ----------    ----------
    Cash provided by financing activities                           6,566           957
                                                               ----------    ----------
Net increase (decrease) in cash and cash equivalents                  191          (655)

Cash and cash equivalents at beginning of period                      145           872
                                                               ----------    ----------
Cash and cash equivalents at end of period                     $      336    $      217
                                                               ==========    ==========


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

     Capitalized Software Cost

     Certain costs of internally developed software to be sold, leased, or otherwise marketed are capitalized over the economic useful life of the software product, which is generally estimated to be three years. Unamortized capitalized software cost was $314,000 at April 30, 1997.

     Earnings per common share

     Earnings per common share for the three and nine months ended April 30, 1997 and 1996, are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. For purposes of the calculation of earnings per common share, common stock equivalents consist of stock options to acquire common stock (using the treasury stock method).

     Income taxes

     A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company recorded deferred tax expense of $192,000 for the nine months ended April 30, 1997. The Company reduced the valuation allowance and recognized a stock option tax benefit to the extent of the deferred taxes recognized.

     Debt

     In June 1997, the Company entered into a new Loan Agreement with its current commercial bank. The Loan Agreement is for a total of $20,000,000 in committed credit. The agreement provides for various financial covenants, including maintaining certain financial ratios and minimum net worth requirements.

     Contingencies

     Effective as of February 11, 1997, the Company entered into a Settlement Agreement with BellSouth Telecommunications, Inc. ("BellSouth") in settlement of the suits pending between the parties in federal courts in Colorado and Georgia. Under the terms of the Agreement, the parties agreed to enter Stipulated Orders of Dismissal in both suits, ending the litigation between them.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



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

     Payments by BellSouth represent telecommunications licensing revenue and have been recognized in the Company's financial statements for the three and nine months ended April 30, 1997.

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

OVERVIEW

     The Company derives revenue under contracts with its customers, including AT&T, Bell Atlantic, GTE, NYNEX, Pacific Telesis, Southwestern Bell and US WEST, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls, although this service is provided primarily as an accommodation to certain customers. The Company expects to derive a declining percentage of total revenue from its direct call provisioning business. However, in the event the Company is awarded contracts as a long distance provider, revenue will increase accordingly. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                             -----------------------   ------------------------
                              APRIL 30,    APRIL 30,    APRIL 30,   APRIL 30,
                                1997         1996         1997         1996
                             ----------   ----------   ----------   ----------
Call volumes processed       22,695,000   20,344,000   67,485,000   58,696,000

Average daily transactions      255,000      226,000      247,000      215,000

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

     The Company has begun to recognize revenue from the sale of hardware and software licenses associated with the installation of the SpeakEZ Voice Print(sm) products. The Company has and will continue to invest significant time and resources in bringing these products to market and anticipates the continued offering of new SpeakEZ Voice Print(sm) products and services.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1997 and 1996

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended April 30, 1997 and 1996.


                                         THREE MONTHS ENDED APRIL 30,
                                         ----------------------------
                                             1997             1996
                                         ------------     -----------
Revenue:
  Telecommunications services                      87%            91%
  Telecommunications licensing                      8           --
  Direct call provisioning                          3              9
  Voice print                                       2           --
  Other revenue                                  --             --
                                           ----------     ----------
    Total revenue                                 100%           100%

Expenses:
  Operating costs and expenses                     40%            48%
  Selling, general and administrative              20             20
  Research and development                          7              8
  Depreciation and amortization                    21             18
                                           ----------     ----------
    Operating income                               12              6
  Interest expense                                 (3)            (1)
                                           ----------     ----------
    Earnings before income taxes                    9              5
  Income taxes                                     (2)          --
                                           ----------     ----------
    Net earnings                                    7%             5%
                                           ==========     ==========

     Total Revenue. Total revenue increased 16% to $ 9,470,000 for the three months ended April 30, 1997 from $8,183,000 for the corresponding prior period. This increase resulted from a 10% increase in telecommunications services revenue to $8,209,000 for the three months ended April 30, 1997, from $7,441,000 in the corresponding prior period. The increase in telecommunications services revenue was due to a 12% increase in call volume resulting primarily from an increase in the number of installed systems and the conversion of direct call provisioning to transaction based fee contracts with other call providers. Due to the Company's significant market share, the Company expects the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $71,000 during the quarter ended April 30, 1997. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as customers reach contractually agreed upon call volume discounts. The Company recorded $750,000 of telecommunications licensing revenue during the three months ended April 30, 1997. This revenue was associated with the licensing of the Company's Strike Three(TM) product to a single customer. There was no such revenue in the corresponding prior period. The Company does not expect significant contribution from telecommunications licensing revenue in the near future. Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and other forms of revenue and due to the conversion of direct sites to telecommunications services revenue sites. There was also a dollar decrease in direct call provisioning revenue of $474,000 due to conversion of certain sites serviced to transaction based fees. The Company anticipates it will continue to convert some of its direct call provisioning accounts to telecommunications services customers for which it receives transaction fee revenue versus direct call provisioning revenue.

The Company also recognized SpeakEZ Voice Print(sm) revenue in the amount of $241,000 for custom engineering and for the sale of hardware and software licenses. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, risk of technological success, and impact of new competition.

     Operating costs and expenses. Total operating costs and expenses decreased to $ 3,752,000 for the three months ended April 30, 1997, from $3,921,000 for the three months ended April 30, 1996, and decreased as a percentage of total revenue to 40% for the three months ended April 30, 1997 from 48% in the corresponding prior period. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the three months ended April 30, 1997 include the cost of hardware systems sold, installation costs, and royalty charges.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended April 30, 1997 and 1996.


                                        THREE MONTHS ENDED
                                       --------------------
                                       APRIL 30,   APRIL 30,
                                         1997        1996
                                       --------    --------
Operating costs and expenses:
  Telecommunications services            42%         43%
  Direct call provisioning               88          95
  Voice print                            24          --

     Operating costs and expenses associated with providing telecommunications services decreased as a percentage of corresponding revenue to 42% for the three months ended April 30, 1997 from 43% for the corresponding prior period. This percentage is consistent with the prior period and the reduction is due to cost containment measures and the increase in telecommunications services revenue. Direct call provisioning costs decreased as a percentage of corresponding revenue to 88% for the three months ended April 30, 1997, from 95% in the corresponding prior period. This percentage decrease is primarily attributable to the conversion of sites that had an overall higher cost structure due to a higher commission expense than the remaining direct sites. Voice print operating costs for the three months ended April 30, 1997 include the cost of hardware systems sold, installation costs, and royalty charges.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,924,000 for the three months ended April 30, 1997, from $1,618,000 in the corresponding prior period, and remained consistent as a percentage of total revenue at 20%. The dollar increase was $306,000. This increase consists primarily of approximately $301,000 for marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products. The Company expects the level of selling general and administrative expenses to remain at current levels over the remainder of the current fiscal year. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated selling, general and administrative expenses.

     Research and Development Expenses. Research and development expenses increased to $692,000 for the three months ended April 30, 1997, from $651,000 in the corresponding prior period, primarily due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(sm) technology. The research and development expense associated with the SpeakEZ Voice Printsm technology was $410,000 for the three months ended April 30, 1997 as compared to $268,000 for the corresponding prior period. For the three months ended April 30, 1997, the Company capitalized $70,000 of computer software development costs associated with the SpeakEZ Voice Print(sm) technology. There were no such costs capitalized in the corresponding prior period. In addition, under a government contract the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $93,000 for the three months ended April
30, 1997 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were not significant for the corresponding prior period. The Company expects the dollar amount of research and development expense to remain at current levels over the remainder of the current fiscal year. There can be no assurance, however, that due to potential lack of market acceptance, risk of technological success, or impact of new competition that revenues will grow at the same rate as the anticipated research and development expenses.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,022,000 for the three months ended April 30, 1997, from $1,532,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company, and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office and testing equipment. The depreciation and amortization associated with the SpeakEZ
Voice Print(sm) technology and the related business acquisition was $184,000 for the three months ended April 30, 1997 as compared to $112,000 for the corresponding prior period. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) systems increase and as it purchases additional telecommunications and office and testing equipment. The increases, however, may be offset as certain capitalized costs from previous periods become fully depreciated.

     Interest Expense. Interest expense increased to $245,000 for the three months ended April 30, 1997, from $122,000 in the corresponding prior period. The increase was primarily attributable to a increase in the balance of indebtedness. The increase in indebtedness was necessary to support capital expenditures for inmate call processing systems and operating expenses. In addition, the Company had a significant increase in accounts receivable due to a change in a major customer's purchase order system. Approximately $6,302,000 of accounts receivable is attributable this customer at April 30, 1997 and approximately $1,800,000 has been collected by June 1997. Management believes that the processing issues will be resolved and the full amount outstanding will be paid by the customer.

Nine Months Ended April 30, 1997 and 1996

     The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended April 30, 1997 and 1996.


                                        NINE MONTHS ENDED APRIL 30,
                                        --------------------------
                                           1997            1996
                                        -----------     -----------
Revenue:
  Telecommunications services                   92%            90%
  Telecommunications licensing                   3           --
  Direct call provisioning                       4             10
  Voice print                                    1           --
  Other revenue                               --             --
                                        ----------     ----------
    Total revenue                              100%           100%

Expenses:
  Operating costs and expenses                  45%            49%
  Selling, general and administrative           22             19
  Research and development                       8              7
  Depreciation and amortization                 21             17
                                        ----------     ----------
    Operating income                             4              8
  Interest expense                              (2)            (2)
                                        ----------     ----------
    Earnings before income taxes                 2              6
  Income taxes                                  (1)          --
                                        ----------     ----------
    Net earnings                                 1%             6%
                                        ==========     ==========

     Total Revenue. Total revenue increased 9% to $26,980,000 for the nine months ended April 30, 1997 from $24,693,000 for the corresponding prior period. This increase resulted from a 11% increase in telecommunications services revenue to $24,773,000 for the nine months ended April 30, 1997, from $22,335,000 in the corresponding prior period. The increase in telecommunications services revenue was due to a 15% increase in call volume resulting primarily from an increase in the number of installed systems and the conversion of direct call provisioning to transaction based fee contracts with other call providers. Due to the Company's significant market share, the Company expects the rate of growth in calls processed will decrease relative to the historical rate. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed upon call volume discounts. Specifically, these discounts accounted for a reduction in revenue of approximately $220,000 during the nine months ended April 30, 1997. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as customers reach contractually agreed upon call volume discounts. The Company recorded $750,000 of telecommunications licensing revenue during the nine months ended April 30, 1997. This revenue was associated with the licensing of the Company's Strike Three(TM) product to a single customer. There was no such revenue in the corresponding prior period. Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and due to the conversion of certain direct sites to telecommunications services revenue sites. There was also a dollar decrease in direct call provisioning revenue of $1,310,000 due to conversion of sites serviced to transaction based fees. The Company also recognized SpeakEZ Voice Print(sm) revenue in the amount of $389,000 for custom engineering and for the sale of hardware and software licenses.

     Operating costs and expenses. Total operating costs and expenses increased to $12,168,000 for the nine months ended April 30, 1997, from $12,138,000 for the nine months ended April 30, 1996, and decreased as a percentage of total revenue to 45% for the nine months ended April 30, 1997 from 49% in the corresponding prior period. Operating costs and expenses of telecommunications services primarily consist of system administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs include the cost of hardware systems sold, installation costs, and royalty charges.


     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended April 30, 1997 and 1996.


                                          NINE MONTHS ENDED
                                  -------------------------------
                                   APRIL 30,             APRIL 30,
                                    1997                   1996
                                  ---------             ---------
Operating costs and expenses:
  Telecommunications services         45%                   44%
  Direct call provisioning            94                    98
  Voice print                         19                    --

     Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 45% for the nine months ended April 30, 1997 from 44% for the corresponding prior period. This percentage increase is primarily attributable to increased personnel and communications costs associated with providing such services. Direct call provisioning costs decreased as a percentage of corresponding revenue to 94% for the nine months ended April 30, 1997, from 98% in the corresponding prior period. This percentage decrease is primarily attributable to the conversion of sites that had an overall higher cost structure due to a higher commission expense than the remaining direct sites. Voice print operating costs for the nine months ended April 30, 1997 include the cost of hardware systems sold, installation costs, and royalty charges.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,851,000 for the nine months ended April 30, 1997, from $4,762,000 in the corresponding prior period, and increased as a percentage of total revenue to 22% from 19%. The dollar increase was $1,089,000. This increase consists primarily of approximately $703,000 for marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products.

     Research and Development Expenses. Research and development expenses increased to $2,090,000 for the nine months ended April 30, 1997, from $1,470,000 in the corresponding prior period, primarily due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(sm) technology. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $1,138,000 for the nine months ended April 30, 1997 as compared to $574,000 for the corresponding prior period. For the nine months ended April 30, 1997, the Company capitalized $324,000 of computer software development costs. There were no such costs capitalized in the corresponding prior period. In addition, under a government contract the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $214,000 for the nine months ended April 30, 1997 and was recognized as a reduction to research and development expenses. Such reimbursements were not significant for the corresponding prior period.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $5,757,000 for the nine months ended April 30, 1997, from $4,262,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company, and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office and testing equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $517,000 for the nine months ended April 30, 1997 as compared to $244,000 for the corresponding prior period.

     Interest Expense. Interest expense increased to $590,000 for the nine months ended April 30, 1997, from $462,000 in the corresponding prior period. The increase was primarily attributable to a increase in the balance of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash from financing activities during the nine months ended April 30, 1997. The net cash provided by financing activities in the nine months ended April 30, 1997 was $6,566,000. Cash provided by operations was $446,000 for the nine months April 30, 1997 as compared to $6,017,000 for the prior period. The change in cash provided by operations was primarily attributable to decreases in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable, and deferred income taxes. Comparably, these net amounts totaled $6,491,000 for the nine months ended April 30, 1997 and $5,744,000 for the same period in the prior year. The net change in operating assets and liabilities was the other major change in cash from operations. The total change for the nine months ended April 30, 1997 was made up primarily of increases in accounts receivable of $4,971,000 and decreases in accounts payable of $1,838,000, offset by increases in accrued liabilities of $1,098,000. The total change for the nine months ended April 30, 1996 was made up primarily of increases in accounts receivable of $2,788,000 offset by increases in accounts payable of $3,956,000.

Cash used in investing activities was $6,821,000. This included capital expenditures of $5,755,000 for the nine months ended April 30, 1997 as compared to $6,766,000 in the prior period. The capital expenditures for the nine months ended April 30, 1997 were mainly for telecommunications equipment and office equipment. Additional investing activities of $1,066,000 included expenditures for patent defense costs and capitalized software development costs. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems.

The Company has been funding its operations by using cash from operations and available borrowings under a $20,000,000 line of credit arrangement. Management believes that the credit facility should be sufficient to fund the Company's operations and anticipated new inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

                          PART II.   OTHER INFORMATION



       ITEM 1.        LEGAL PROCEEDINGS

                      Not applicable

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

       ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                      A.   Exhibits

                           27    Financial Data Schedule

                      B. Reports on Form 8-K were filed during the three month period ended April 30, 1997.

                           The Company filed a Form 8-K on February 26, 1997 associated with the Settlement with BellSouth.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        T-NETIX, Inc.
                                        ---------------------------------------
                                        (Registrant)





Date  June 11, 1997                 By: /s/ Alvyn A. Schopp
      -------------                     -----------------------------------
                                                 (Signature)

                                    Alvyn A. Schopp, Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX




EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule