Form 10-K405
period 1997-07-31
T NETIX INC
filed 1997-10-28
CIK 929757

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

 FOR THE YEAR ENDED JULY 31, 1997                COMMISSION FILE NUMBER 0-25016


                                  T-NETIX, INC.
             (Exact Name of registrant as Specified in Its Charter)

               COLORADO                                                                                    84-1037352
-----------------------------------------------                                              --------------------------------------
(State of Other Jurisdiction  of Incorporation)                                              (I.R.S.  Employer Identification No.)


       67 INVERNESS DRIVE EAST
       ENGLEWOOD,COLORADO                                                                                     80112
-----------------------------------------------                                              --------------------------------------
  (Address of principal executive offices)                                                                  (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111
 ------------------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act: NONE.

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                                                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X
          ---
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 15, 1997, was approximately $ 68,546,287.

The number of shares outstanding of the Registrant's common stock as of October 15, 1997, was 8,472,315.

The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed prior to November 30, 1997, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of this Form 10-K.

                          FORM 10-K CROSS REFERENCE INDEX

                                                                                                                Page
                                                  PART I
Item 1        Business........................................................................................    3
Item 2        Properties......................................................................................   22
Item 3        Legal Proceedings...............................................................................   22
Item 4        Submission of Matters to a Vote of Security-Holders.............................................   23

                                                  PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder Matters...........................   23
Item 6        Selected Financial Data.........................................................................   24
Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................................   25
Item 8        Financial Statements and Supplementary Data.....................................................   35
Item 9        Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosures...........................................................................   35

                                                  PART III

Item 10       Directors and Executive Officers of the Registrant..............................................   35
Item 11       Executive Compensation..........................................................................   35
Item 12       Security Ownership of Certain Beneficial Owners and Management..................................   35
Item 13       Certain Relationships and Related Transactions..................................................   35

                                                  PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................   35

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

T-NETIX, Inc. (the "Company" or the "Registrant") provides specialized call processing and fraud control services to the telecommunications and other service industries. The Company's primary customers include AT&T, Bell Atlantic, GTE, NYNEX, SBC Communications, Inc., BellSouth and U S WEST. These customers use the Company's products and services to provide annually over 90,000,000 billable inmate collect calls in over 1,000 correctional institutions. The Company's products and services include comprehensive transaction processing, call management and identification systems for the corrections industry and special-purpose speech processing software and systems. Most of the Company's current products are based on proprietary software, the most critical of which are patented or patent pending, and a combination of proprietary and "off-the-shelf" electronic hardware. These systems are designed to be flexible delivery platforms which are easily integrated with its customer's networks and information systems. The Company's revenue stream is mostly recurring, as a result of the Company historically generally charging for its services on a fee per transaction processed basis over long term contracts.

In October 1995, the Company acquired SpeakEZ, Inc. (SpeakEZ). SpeakEZ is a wholly-owned subsidiary. The Company is engaged in the sale, marketing, and development of new fraud prevention products and services based on its SpeakEZ Voice Print(sm) speaker verification biometric technology. Developed by SpeakEZ, this technology uses "voice prints" or speech patterns as a means to verify or determine an individual's identity. The Company believes SpeakEZ Voice Print(sm) products to have a particular applicability to the fraud problems experienced by the financial services, telecommunications and network security industries.

The Company's objective is to be a leading provider of innovative fraud prevention and identification products and services to the global telecommunications, financial services and network security industries. The Company believes that its expansion into these new markets will be assisted by its strategic relationships with its customers, its network integration expertise and its national service infrastructure. To date, substantially all the Company's revenue has been derived from its corrections industry call processing services.

TELECOMMUNICATIONS INDUSTRY BACKGROUND

In recent years, the telecommunications industry has become increasingly competitive. In the U.S., established service providers such as AT&T and the RBOCs are experiencing intense competition in long distance and local services from other providers such as MCI and Sprint, numerous re-sellers and specialized service providers. Competition in the local and long distance markets is expected to increase as a result of the Telecommunications Act of 1996 which will permit AT&T and the RBOCs to compete with each other in their respective markets. Additionally, Competitive Access Providers or "CAPS" have begun to offer access alternatives, while traditional cable television providers can offer dial-tone services over their cable distribution networks. Wireless operators, including Personal Communications Services ("PCS") operators, offer services which will compete with both local dial-tone and long distance services. The international telecommunications services industry is also facing significant changes. Many countries are privatizing their state-owned telecommunications monopolies, while others have begun to open their markets to competition through deregulation.

Telecommunications service providers compete on the basis of price, service differentiation and the introduction of new services and controlling fraud in their networks. Technologies which enable these providers to lower the costs of delivering their services and to introduce new services are increasingly important. In addition, many local and long-distance providers "outsource" certain support operations to third parties which offer more cost-effective and flexible alternatives to internal solutions. By doing so, service providers are able to develop services for customers with special needs and to reduce the time required to introduce such services into the market. As a result, the Company believes that new business opportunities are being created for third-party organizations that can provide these technologies.

The Company is addressing this market opportunity by offering services which lower costs through automated call processing, lower bad debt charges and fraud through fraud prevention, increase the level of customer service and integrate the end-user's information management requirements through full-service support.

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

While the industry has almost universally automated calling card calling to reduce processing costs, the automation of collect and third-party calling has presented greater challenges due to the customized handling required for these calls. Such requirements include the need to identify the caller to the billed party, to obtain billing acceptance, and in some cases, verify the callers' billing authority. Moreover, automation of these services by the major call providers faces significant technological hurdles, since their networks were historically built upon a framework of large network switches designed to reliably process a high volume of calls with few customized features. The need to meet these challenges has created an opportunity for vendors such as the Company to (1) provide custom call processing services through premises-based equipment, adjunct call processing platforms or other proprietary technology that is integrated within the telecommunications network and (2) to offer validation of information associated with the call or calling party.

Specialized call processing within the Public Communications market requires the development of advanced capabilities such as control of outgoing calls, flexible billing procedures and easy-to-use speaker identification and verification procedures. The Company believes such services are also applicable to calling card, bill-to-third number, and debit or pre-paid calling.

In addition to the call processing challenges facing the Public Communications providers, the entire telecommunications industry is focused on finding effective solutions for fraud prevention. Loss figures for network toll fraud continue to be significant. Industry estimates show that the total annual fraud is approximately $2.9 billion. Of this amount $1.4 billion comes from customer premise equipment. Without such means crooks bill long distance calls to fraudulently obtained, valid calling card accounts, bill international and long distance calls to unsuspecting homes and businesses, and "hack" into office telephone or voice mail systems to defraud long distance networks. The costs of this fraud to the carriers is reflected in their cost of services to their customers.

Early attempts by carriers to combat fraud resulted in the use of Personal Identification Numbers along with special calling card numbers. These methods, however, are cumbersome for the customer and easily compromised by the crook. In some cases, the carrier control measures cause legitimate customers' use of its services to decline or, in the worst case, to switch carriers. What is needed is a method of verifying a caller's billing authority which is natural and intuitive to the caller, yet reliable and effective at preventing fraud for the carrier. The solution must also be able to use standard telephony and be easily integrated with the carrier's network.

SECURITY SERVICES - INMATE CALLING MARKET

Calls from inmates of federal, state and local correctional facilities comprise a significant segment of the Public Communications market. Inmates typically may only place calls for a limited duration, generating a high volume of calls per phone, and generally may only place collect calls, which tend to generate higher revenue per call than other types of calling. Consequently, the inmate calling market is an attractive segment to call providers.

According to the U.S. Bureau of Justice Statistics, the number of inmates in state and federal and local prisons as of June 1996 reached approximately 1.5 million. Currently, the number of inmates in federal, state and local prisons increased to an estimated 1.6 million.

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

Correctional facilities generally select telephone/telecommunications service providers on the basis of services and features provided and on the level of commissions paid to the facilities. To date, intense competition among the service providers has led to commission payments to correctional facilities at levels that the Company believes only the major service providers can afford. In addition, to win new contracts and renew existing contracts, call providers must differentiate their services from the competition. They do so by offering advanced call control services as well as additional complementary services such as booking and identification processes, trust fund and commissary automation and management, investigation support and jail management support systems.

TELECOMMUNICATIONS - WIRELESS

Industry estimates indicate that the number of subscribers for cellular phones is approximately 50 million in the U.S., 53 million in Asia/Pacific, and 44 million in Europe. The Cellular Telecommunications Industry Association ("CTIA") estimates an annual cost of wireless fraud of approximately $1 billion annually. Roaming fraud is estimated to be approximately 30% of that number or $300 million. The root of this problem is the ease with which analog cellular phones' electronic serial and identification numbers can be copied off the air waves and reprogrammed into another illegal or "cloned" cell phone. While digital technology is expected to somewhat solve this problem, over 80% of the existing 50 million cell phones in the U.S. use analog technology and the U.S. carriers are several years and many millions if not billions of dollars away from converting their networks and users to digital technology.

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

In the cellular fraud business, as with other types of crime, crooks seek the path of least resistance. As some carriers implement home market fraud protection, crooks either re-locate the criminal enterprise to less-protected markets or, as is most often the case, stay at "home" and clone the cell phones of unsuspecting callers who "roam" into their territories. This phenomenon is borne out by the latest industry statistics which put roaming fraud at an estimated 30%, or over $300 million, of the total industry fraud. This would suggest that about 14% of the total industry roaming revenue of approximately $2.1 billion is lost to fraud. The fact that roaming revenues constitute much of a carriers revenue growth and profit potential make this problem even more compelling.

Cellular carriers are looking for a solution to this problem. Some have implemented "brown-out" policies which simply deny roaming service to their subscribers in the high fraud markets. Of course not only do these practices sacrifice "good" revenue, but risk the "churn" of the customer to a competing carrier because of the perceived poor service. Other carriers are looking to extend their home market fraud prevention technologies to the roaming environment. But as different carriers deploy different technologies, the barriers to interoperability and carrier cooperation become more challenging.

Another phenomenon experienced by carriers who have implemented digital cellular networks, principally the European carriers, is the evolution of the type of fraud they experience. Because cloning of digital phones is arguably impracticable (at the moment, at least) crooks resort to cell phone theft and subscription fraud to continue their fraud business. In the UK, the cost of this wireless fraud is estimated at $150 million annually. This type of fraud differs from "cloning" fraud because the cell phone or device is "authenticated" or otherwise legitimate. The fraudulent element is the user. Digital cellular technology, and the home market technologies such as RF Fingerprinting and A-key Authentication only verify the device - not the user.

What is needed is a means by which home market and roaming calls can be easily verified at the individual user level, rather than the device level. Verification technology is preferred when it is easy to use, i.e., obviating the dialing of digits or the memorization of PINs or other codes or passwords. The use of the technology must be interoperable between carrier networks and cost effective to implement.

FINANCIAL SERVICES MARKET

A Nilson Report recently estimated domestic credit card fraud losses to be in excess of $1.5 billion last year alone. U.S. check fraud has been estimated at $10 billion according to the Chairman of the Senate Financial Services and Technology Subcommittee, Bob Bennett (R - Utah). Overall, fraud is estimated to cost the industry in excess of many billion dollars per year and is on the rise. Credit card fraud, check forgery and wire transfer fraud, are at all time highs. Concurrently, the financial services industry is experiencing explosive growth in "virtual" or remote banking transactions. Financial institutions, seeking the cost efficiencies inherent in telephony and network-based transaction processing, seek to implement automated, albeit "depersonalized" customer interaction systems. These factors lead to increased anonymity, the breeding ground of criminal enterprise.

To counter this burgeoning fraud dilemma, financial institutions are examining and deploying technologies which not only automate many customer transactions or interactions but also determine the identity of remote customers before the transaction is permitted. Many institutions are using Interactive Voice Response ("IVR") technologies which when integrated with the institution's telephone systems, provide the means to automate common customer transactions. Typical IVR systems employ recorded or synthetic voice prompts to provide the following customer interaction: automated answering of the customer call, solicitation of the customer ID or account number through the customer's use of his telephone keypad; presentation of an action menu to the customer; voice-prompted guidance through the chosen action; and integration of the customer input into the institutions' Management Information System application. The action items usually offered to the customer during the IVR session commonly include account balance and available credit queries, billing balances and payment status; order or trading status; account maintenance such as change of billing address; and transfer of funds between same customer accounts. A more recent trend by certain large financial institutions is to expand the customer's automated account activities to include wire transfer; funds transfer to creditor and other accounts; and trading of securities and mutual funds.

In addition to the use of IVR technologies, financial institutions are rushing to deploy new automation technologies such as: "virtual branch banks"; enhanced Automated Teller Machines ("ATM"); card-based technologies such as debit, cash or "smart" cards; and PC-based Home and Internet Banking. These latest technologies provide the customer with greater interaction, account control capabilities and help the institution achieve its automation goals. These expanded capabilities, however, significantly increase risk exposure of the institution and its customers. Without adequate customer identification, these automated, impersonal capabilities promote criminal opportunity.

The only security element currently used in most of these automated processes is a Personal Identification Number or PIN. PINs have many disadvantages from both the user and security perspectives. Users dislike PINs because they are not intuitive, most often not chosen by the user, and intrusive and difficult to remember among other reasons. PINs can be easily comprised through observance or "shoulder-surfing", customer service manipulation, account maintenance abuse, transaction recording and intercept and many other criminal methods.

To address the shortcomings of PIN utilization, financial institutions are evaluating the use of newer, biometric identification technologies. These technologies include electronic signature analysis, eye retinal or iris comparison, electronic fingerprint identification and speaker verification. Besides the performance characteristics of the approaches, financial institutions are also concerned with the cost and implementation aspects of the technology integration and customer perception or the human factors. Ideally, the identification method should be natural and intuitive to the user, physically non-intrusive and easy to implement without the requirement of special hardware or devices.

E-COMMERCE MARKET

As commerce over the Internet becomes more popular, websites require better methods of securing transactions and access to sensitive material. In survey after survey, the general public state that the main reason they hesitate to transact on-line is due to a perceived lack of security on the Internet. In attempt to allay these fears, several companies currently offer Internet security services (e.g. VeriSign, IBM, GTE, and Nortel). These companies, known as "certificate authorities", offer "certificates of authenticity" that vouch for an entity wishing to be certified that they are who they claim to be. It is here that opportunities exist for biometric technologies to verify the identity of people on the Internet.

NETWORK SECURITY MARKET

A chronic challenge facing management information systems executives is to balance the security requirements of their systems with the human factor requirements (the degree to which a system is "user-friendly"). Traditional typed passwords consistently fail to meet both requirements. Although secure when used correctly (difficult-to-remember, frequent changes), typed passwords are not user-friendly. When they are user-friendly (easy-to remember, infrequent changes), they are insecure. Even when secured methods are used to "log-on," a user to a data terminal, workstation or PC, networked servers cannot be assured that the current user is the authorized user and not someone who has gained access to the secured terminal or workstation. Networks which are not secured from unauthorized user access are subject to fraudulent or intercepted e-mail, exposure of proprietary or confidential file data, industrial espionage or cyber-terrorism.

The solution to this problem lies with technologies which prove the identity of the current user in addition to securing the device and the data transmission between the voice and the network server. This technology must be both highly accurate and user-friendly. Because biometric technologies measure something that a person "is" rather than a piece of information or a piece of equipment a person "has", they lend themselves well to solving the management information system executive's dilemma. Specifically, speaker verification offers the optimal combination of accuracy, user-friendliness, (it's non-intrusive; natural), and value.

PRODUCTS AND SERVICES

The Company's primary focus in the design of its products and services is to provide innovative, software-based solutions to very costly "niche" problems with which major services providers are faced. The Company believes this approach will result in a willingness of its customers to pay more value for these solutions and thus an opportunity to generate higher margin revenue. Also important is the ease with which its solutions are supported by available hardware and operating systems and integrated with its customers' in-place networks.

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

INMATE CALLING PRODUCTS

Currently, substantially all of the Company's revenue is derived from the services it provides to its customers for use in correctional facilities. The Company's products and services for the inmate calling market include a comprehensive set of technological and administrative features which provide call control, fraud prevention and systems integration capabilities. The Company offers the following advanced features for each phase of the calling process:

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

     Trust Fund and Commissary. The Company's Trust Fund/Automated Commissary system ("TFC") provides for a fully-integrated, point-of-sale commissary or canteen operation including inventory management, using the inmate bar coded-ID card for transaction processing. The commissary purchases are electronically processed on a cashless, electronic funds transfer basis, through the trust fund accounting system provided by the Company.

     Tel-Base Investigative Services and Recording Access Management. Tel-Base provides tools to monitor inmate telephone usage for abuse and criminal conduct. The user-friendly interface permits corrections officers to sort and identify calls using a variety of search criteria including by PIN, destination number, originating telephone, etc. Through the Recording Access Management (RAM) application, officers can designate certain calls to be recorded onto magnetic digital or analog tape. Calls can be selected for playback off the recorded conversations and the officer can record notes of the conversation and append these notes as text files to the investigative file. Call detail information is provided by the inmate calling application. The integration of the call management system with the recording system is very beneficial to the corrections officer who previously had no efficient means of relating telephone calls to specific recorded conversations.

     By facilitating the concentration and selection of calls for recording, RAM requires much less recording capacity than the typical one-recording-channel per phone arrangement. The savings in recording capacity provides cost savings benefits to the Company's customers.

     Video Imaging/Inmate Management. Video imaging is used primarily for admission and release identification purposes. Corrections officers use a Company-provided work station to take a digital image or snapshot of an inmate, input pertinent information, such as allowed/denied calling numbers, medical requirements, currency on hand, etc., and print an identification card or wrist band which contains the bar-coded representation of the inmate identification number or other code. This data is saved in data bases, with the inmate calling application, the TFC system, and Tel-Base investigative and Recording Access Management applications. The Company's Video Imaging/ Inmate Management System eliminates the costly and cumbersome manual photography process typically used today.

SPEAKER VERIFICATION PRODUCTS

TELECOMMUNICATIONS - WIRELINE

SpeakEZ Voice Print(sm) technology could have a major impact on types of criminal activity which contribute to the industry's $2.9 billion fraud problem. By requiring a match between the speech pattern of the caller and the authorized customer, illegally obtained PINs and calling card numbers are useless to the crook. The Company's Securi-Voice(sm) application provides these capabilities through its enrollment and verification processes. Through the service support organizations of carriers subscribing in the future to the Company's services, authorized callers are "enrolled" into the Securi-Voice(sm) system. This process is fully automated and requires the authorized caller to state their password, usually their name, 3 or 4 times in response to the Company's IVR prompts. In less than a minute, the technology prepares a "voice print", or digital code which represents the speech pattern of this caller. The voice print data is then uploaded into the verification system data base. When the caller attempts to make a call of the type for which Securi-Voice(sm) is applicable - typically a call which will be billed to another number or account and which originate from a pay telephone or hotel phone - the carrier's network will route the caller to the Securi-Voice(sm) platform for verification. Verification consists of a request to the caller to state her name or password and a nearly instantaneous analysis of the match between the current caller's voice print with that of the stored voice print of the authorized caller. In the verification process, the Securi-Voice(sm) system produces a confidence coefficient of voice print match. This coefficient enables the carrier to set variable thresholds in the verification or rejection of call attempts. If the caller's voice print meets the established pass threshold, the call is completed through the carrier's network. In the event the caller's voice print does not meet the carrier's threshold, the caller is transferred to customer care representatives for further validation information.

Through the use of SpeakEZ Voice Print(sm) Securi-Voice(sm), the carrier's level of network billing security will be greatly enhanced. Because caller voice prints are unique to the individual, they cannot be copied and if "stolen"; i.e., learned, overheard or recorded, are nonetheless useless to the criminal. Also, because the caller uses her name or some other short, intuitive phrase for verification purposes, the caller inconveniences of PIN utilization are avoided. Securi-Voice(sm) runs as a software application program on various operating systems such as Windows NT or UNIX on the Company's or the customers Adjunct Processors so it is easily integrated with the carrier's network.

In 1997, in conjunction with a license to Ottawa Telephony Group ("OTG"), the Company's SpeakEZ Voice Print(sm) Securi-Voice(sm) will be used in an application for securing internal PBX systems. Securi-Voice(sm) continues to be marketed to the Company's current telecommunication customers as well as to other major domestic and international telecommunications companies.

TELECOMMUNICATIONS -WIRELESS

The Company's wireless solution, Voice Verifi-Air(sm), uses SpeakEZ Voice Print(sm) technology to verify the identity of the roaming cellular caller. Similar in function to the Securi-Voice(sm) application, Voice Verifi-Air(sm) , compares a cellular caller's password utterance or voice print, with the stored voice print of the authorized caller. With Voice Verifi-Air(sm) ("VVA"), the Company provides the carrier with subscriber enrollment support, through IVR-driven interfaces with the carrier's customer care center. The subscriber enrolls their voice print with VVA in the standard manner for SpeakEZ Voice Print(sm) applications - by stating their password 3-4 times. The subscriber's voice print is then linked to the subscriber's Mobile Identification Number or MIN.

To verify cellular roaming calls it is necessary to intercept the call and route it to the network system on which VVA is available. The Company entered into a strategic relationship and services provisioning agreement with GTE Telecommunications Services, Inc. (GTE-TSI"), which has the wireless network infrastructure to accomplish the call interception and routing tasks. GTE-TSI, the cellular service subsidiary of GTE MobileNet, has commercialized the Company's Voice Verifi-Air(sm) application as part of their FraudForce(sm) service offering. GTE-TSI's technology for intercepting and routing wireless roaming calls, a service generally referred to as Roamer Verification Reinstatement or "RVR", was recently endorsed by CTIA.

When a subscriber travels to a market or city in which the subscriber's home carrier uses GTE-TSI's FraudForce(sm) or similar services, GTE-TSI's RVR service intercepts the call and routes it to the Company's Voice Verifi-Air(sm) platform for voice print verification. If the confidence coefficient resulting from VVA's voice print match exceeds the pass threshold established by the carrier, the caller's roaming session will be enabled. If the threshold is not attained, the caller will be routed to the carrier's customer care center for additional verification information.

Unlike technology for home market verification, Voice Verifi-Air(sm) validates the identity of the caller - not the cell phone or device. Because of this fact, the Company believes its SpeakEZ Voice Print(sm) technology will be effective at controlling other kinds of wireless fraud, such as subscription fraud and cell phone theft. This factor along with the avoidance of major capital investments by the carrier and RVR infrastructure, is expected to make VVA an attractive solution to the cellular carriers' roaming fraud problems. To this end, the Company entered into an agreement with Lucent Technologies ("Lucent") to deploy Voice Verifi-Air(sm) as a part of Lucent's RVR products to the wireless and PCS industries.

FINANCIAL SERVICES MARKET

The SpeakEZ Voice Print(sm) technology application designed for the financial services industry is Customer Verification Service(sm) (CVS). CVS is designed for use by banks, brokerage houses, insurance companies, and other financial institutions to authenticate customer transactions. CVS is designed to work in conjunction with an overall Interactive Voice Response ("IVR") System to provide the very best in customer service while at the same time protecting the financial institution from fraudulent transactions from unauthorized persons. Access to services would only be permitted when requested by individuals whose voice print is on file and whose real-time password utterance matches the stored voice print.

A customer simply dials the access number to the financial institution's IVR system or call center. The customer is then instructed to enter their account number, the financial institution's IVR system prompts the caller to speak the password which was previously established by the caller in the enrollment process. At this stage, CVS analyzes the characteristics of the caller's statement of the password (Feature Extraction) and characterizes its tonal aspects (Modulation Model). The process also results in characterization and isolation of the channel environment (i.e., line type, hand-set type), and results in the determination of a confidence coefficient as to the likelihood of the match between the caller and the claimed identity.

 The Company believes CVS will be cost effective and easy to implement for the financial institution. The caller uses an ordinary office, home or public telephone - unlike other biometric identification technologies such as fingerprint, signature or retinal scans, no special hardware or devices are required at the "point of sale". CVS is client server and network-based. It can run in Window-NT, OS/2 and several versions of UNIX and supports the prevalent IVR and Computer Telephony Integration ("CTI") environments. Currently, the Company has developed versions of CVS which are compatible with IBM's DirectTalk/Call Path, Dialogic's Antares and Windows NT. In 1997, the Company deployed a client-based CVS system at INTRUST Bank for use in the bank's internal and external security applications. In addition several major financial institutions have entered into trial agreements with the Company for the evaluations of the performance, integration, and customer acceptance aspects of CVS.

E-COMMERCE MARKET

The Company is currently developing a web-based CVS. Webmasters will use it to verify the identity of Internet users before being permitted a sensitive web transaction or to access sensitive information on a secured web page(s). The web-based CVS will work in a client-server fashion, whereby the user's Internet browser will prompt, record and preprocess the user's voice and send an encrypted, proprietary file across the Internet to the website server. The website server will perform the remaining verification processing, and grant or deny access to the user.

NETWORK SECURITY MARKET

The Company has introduced its first fully functional application of SpeakEZ Voice Print(sm) Speaker Verification technology for network security in the form of a Windows 95 screen saver. The Company has received preliminary feedback on its yet-to-be-named screen-saver product and from this it will continue to refine the product. This process will help the Company develop more complex computer/network security applications ranging from a secure log-in for a single desktop PC, to securing access to varying levels of network servers.

SECURITY SERVICES

The Company believes one of the key applications of SpeakEZ Voice Print(sm) technology is the use of speaker verification for secured-area access. Most current security technologies use some form of card-identification or pass-key-as the basic identification medium for access to secured areas. Since cards can be lost, stolen or replicated and used by non-authorized personnel, security is significantly enhanced through the addition of biometric identification technology. The Company plans to address these market demands by developing products to address such security needs. Currently, a major software company is using the Company's SpeakEZ Voice Print(sm) technology in a prototype voice-secured access application in its research and development building.

SYSTEM ARCHITECTURES AND TECHNOLOGY

Call Processing Technology

The Company's proprietary technology is designed for the specialized call processing environment and includes the Company's system architectures consisting of microprocessor-based line cards connected to multiple host processors by fiber-optic local area networks. The host processors consist of dual 386, 486 or Pentium microprocessors. System features are implemented through a combination of proprietary software and database management applications. The Company uses and supports a variety of network interfaces including 2-wire and 4-wire, T-1, ISDN and Feature Group D to interface with its customers' networks. Remote system management and real-time system diagnostics across the Company's wide area frame relay network is provided through the Company's Network Operations Center which operates 24 hours a day, seven days a week.

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

Correctional Industry Systems Architecture

The Company has developed both premises-based and network-based systems to provide flexibility in the provision of inmate calling services by its customers. The Company's premises-based systems are located in secure areas of the jail or prison and are controlled by the Company's service administrators. In a typical installation, microprocessor-based controllers, or "line cards," are positioned between the customer-provided inmate telephones and their network access lines.

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

Currently, the Company has deployed 15 stand-alone T-NET(TM) systems and 32 T-NET(TM) adjunct systems for AT&T. Also, the Company has installed a large stand-alone system for an RBOC customer located in the customer's central office. In 1997, the Company migrated a large number of stand-alone T-NET(TM) systems to adjunct systems and expects to continue such conversion and deployment in 1998. Both systems have been designed with this migration process in mind, so most of the system components are compatible.

The first version of the T-NET(TM) adjunct system was jointly developed with AT&T Bell Labs to interface with the #5ESS network switching system. The first of 32 such adjuncts were deployed in various AT&T switching offices across the country. The adjunct version of T-NET(TM) has several economic advantages over its stand-alone version. For example, the Company can obtain 100% coverage of the U.S. by deploying in 35 geographic locations compared to 200 potential sites for the stand alone version. This greatly reduces the Company's system administration, office leasing and operating costs. Additionally, the new version has enhanced interfaces with AT&T's billing and fraud databases which eliminates several back office support functions currently being provided by the Company's Denver Data Center.

To remain on the forefront of innovative technology and a market leader in the Corrections Industry, the Company plans to deliver a new Computer Telephony Interface Platform in early 1998. This new Inmate Call Control System, will include all of the current voice response technology, fraud control features, and network interfaces along with new data link interfaces, switching functions, a new Graphical User Interface (GUI) and many new call control features.

The hardware construction will be primarily from third party manufacturers and will utilize high density digital/analog network interfaces and shared hardware resources to allow many channels of call control within a single enclosure. This architecture dramatically reduces the physical space, power and operational maintenance requirements of the Company's current inmate calling system while also dramatically increasing system features, functionality and efficiencies.

Speaker Verification Technology

SpeakEZ Voice Print(sm) technology is proprietary software which compares the speech pattern of a current speaker with a stored digital voice print of the authorized person to confirm or reject claimed identity. The technology can be used in a text independent or text dependent mode and is being adapted to perform identification (no pre-claimed ID such as a PIN). The technology is both language and vocabulary independent. The system uses a combination of neural network technology and decision trees called a "neural tree network." Each node of the system's decision tree consists of a single neuron. Training of neurons requires four or five repetitions of a user-defined password (text dependent) or a small sample of speech (text independent) and applies "discriminant training" to the input. This discriminant training contrasts acoustic features of the speaker being enrolled with features for all the speakers already enrolled in the system. During verification, each neuron must decide whether acoustic features of the spoken input are more like those of the person whose identity is claimed or more like those of all other speakers in the system. Speakers are enrolled using a personal abbreviated password, typically the person's name, which they must say before being allowed to place a telephone call or perform a transaction. The password utterance is then compared to the stored print for that allowed user or users. The user population can be large and varied. The system can reside on the public network as an intelligent peripheral or can be placed as an adjunct servicing a customer phone system or PBX. In a cellular environment, the system can be an adjunct to the Mobile Service Center (MSC). The system also operates on the Company's Adjunct Processor ("AP") platform.

The first point of integration with a customer is accomplished through trunking between the AP and a customer's Call Center PBX/ACD. This interface permits the transmission of the account number or other relevant data from the caller in the event that the Account Number Data or other relevant data is not provided via the integration of the AP with the CTI Server. The voice path interface also permits the AP VRU to prompt the caller to speak their password and allows the speaker verification process to be performed. At the conclusion of the SpeakEZ Voice Print(sm) speaker verification process and based on the customer-selected post-processing instructions, the call is released back to the PBX/ACD for either normal processing or to be transferred to an operator center for further handling.

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

The account number data is indexed to the authorized caller's voice print as a result of the enrollment process. The stored voice print is then accessed from the T-NETIX Voice Identification Data Base(sm) (VIDB). The voice print of the authorized caller, which is stored in the form of a pattern classifier, is used to process the utterance. Through the use of the Neural Tree Network, a nearly instantaneous (300-500 milliseconds) response is obtained that consists of a coefficient which indicates the confidence level of the match. The financial institution determines the confidence or "matching" level at which the call is to be denied, allowed or referred (transferred) to a live operator for assistance or further screening. The entire process, including the VRU prompts, is accomplished in less than five seconds.

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

SUPPORT INFRASTRUCTURE

Call Processing

The call applications enabled by the Company's technology provide customized programming and call handling services on a per call or per person basis and require optimized systems management. The Company's service administration employees typically assume all operational responsibilities for the Company's systems and manage the day-to-day configuration of the systems. These employees perform such functions as changing all blocking profiles for inmates and monitoring and cataloging calls and are critical to the smooth operation of the Company's systems. Its systems are supported by a national services organization consisting of over 212 employees covering 36 states. The Company's systems can be administered on-site or from a remote location through network management software. The Company deploys its service administrators depending on several criteria, including the size of the facility, the feature set of the facility (PIN versus non-PIN), the geographic proximity of the Company's current service administrator force and the correctional facility requirements.

A wide area network connects all of the Company's installed systems and provides for centralized collection of call and reporting data and real-time diagnostic information on the status of each major system component. The Company also uses the network to process the on-line called number validation, tele-process its call records and transmit administrative data between each location and headquarters. This call data is reformatted and provided to the customer to be incorporated in the billing process. To process calls, the Company performs real-time billed number validation by external database query over the network to an on-line database service provided by its customers. Its Denver-based network operations center provides 24-hour per day, seven days a week system support.

Speaker Verification

The Company's SpeakEZ Voice Print(sm) technology is designed for full service delivery or for "plug-and-play" applications. The Company has installed both types of applications to its current customer base.

PRICING

Transaction-based Pricing

The Company's transaction-based pricing provides a recurring, usage-driven revenue stream. In a typical arrangement, the Company operates under long-term (three to five years) site-specific contracts with both a long-distance carrier and a local call provider. The customer pays transaction fees for each call processed by the Company, regardless of whether the customer collects the revenue for the call. The transaction fee is determined by the type of service performed by the Company and the total volume of calls processed for the customer during the monthly billing period. The Company bills these customers for transaction fees associated with calls processed during the previous month on net 30-day terms.

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

Speaker Verification Pricing

Pricing for the SpeakEZ Voice Print(sm) technology includes directly purchasing client-server systems, the licensing of software on a per voice print basis, as well as transaction based pricing based on enrollments and verifications. In addition, the SpeakEZ Voice Print(sm) technology is available for development applications by purchasing a software development kit ("SDK"). The Company will also provide custom engineering services at a standard hourly rate or contractual project rate.

CUSTOMERS

Inmate Calling

The Company provides its call processing services to AT&T, MCI, Bell Atlantic, GTE, NYNEX, SBC Communications, Inc., U S West, BellSouth, and other call providers. For the year ended July 31, 1997, AT&T, Bell Atlantic, SBC Communications, Inc. and U S West accounted for approximately 36%, 11%, 15% and 14%, respectively, of the Company's total revenue. No other customer accounted for more than 10% of the Company's total revenue in the same period. The Company believes that its customers have selected it on the basis of the quality and breadth of its turn-key services, the capability of its technology and its ability to price its services at competitive rates. The Company generally establishes non-exclusive master agreements with its customers which set forth the general terms and conditions, including price, under which the Company will provide its call processing services. The Company then enters into three to five year site-specific contracts under these master agreements which govern the provision of services in specific correctional facilities. Each master agreement provides that its term is automatically extended through the term of any site-specific contract under the master agreement. Certain site-specific contracts contain early termination provisions, including penalties. The Company's services are generally evaluated by its customers against both internal and external competition. During an extensive trial or testing phase, typically lasting nine to eighteen months, the Company's delivery of services is evaluated to ensure interoperability with the customer's infrastructure.

In a typical installation at a correctional facility, the Company provides its services to an IXC, for inter-LATA calls, and one of its other customers for local and intra-LATA calls. Under this arrangement, the Company's services are provided to both customers, who, in turn, can offer a consistent service offering to the correctional facility.

The Company's strategic relationships with its customers have resulted in several important benefits to the Company:

- A significant portion of the Company's revenue has come from the conversion of its customers' existing contracts with correctional facilities.

- The Company and its customers jointly submit proposals to state departments of corrections and large correctional facilities for new business opportunities. The Company is providing its services to 25 such state departments (including the District of Columbia) as of July 31, 1997.

- The Company benefits from the scope of its customers' sales and marketing staffs and greater market presence.

Speaker Verification

The Company markets its SpeakEZ Voice Print(sm) technology through various marketing channels. This includes service provider delivery and leveraging off current customer relationships (e.g. GTE-TSI). In addition, the Company has entered into various sales and distributor agreements to deploy SpeakEZ Voice Print(sm) technology in various industries (e.g. Lucent, IBM, and OTG).

COMPETITION

Inmate Calling

The telecommunications services industry, especially the Public Communications sector and the inmate calling market, is and can be expected to remain highly competitive. The Company competes directly with other suppliers of inmate call processing systems that sell their products to the Company's customers, such as manufacturers of call processing equipment. These include Lucent Technologies (formerly AT&T Network Systems), Nortel (formerly Northern Telecom, Inc.), Gateway Technologies, Inc., Talton Communications, Harris Corporation, and Science Dynamics Corporation. The Company also competes with some of these same companies that are teamed with various call providers, including the Company's current customers. Finally, the Company's systems may also compete with technologies developed internally by its customers, such as those developed by AT&T Bell Labs. The Company believes that its ability to compete in the inmate calling industry depends upon the quality of the features and services it provides, its proprietary technology such as three-way call prevention, lower cost of deployment through transaction-based pricing, the availability of service administrators, the flexibility it offers through both premises-based and network-based systems and the strength of its relationships with customers. However, the Company often relies on its customers to market its services to correctional facilities, which has the effect of limiting the Company's control over the outcome of competitive bidding processes.

Speaker Verification

The market for speaker verification technology is relatively new. The Company will primarily compete with speaker verification companies along with established speech recognition, IVR and telephone system companies. These include AT&T, InterVoice, Inc., ITT Aerospace/ Communication, Nortel, Phillips, IBM, Lernout and Hauspie, Texas Instruments, Veritel Corporation and Voice Control Systems, Inc., and Voice Processing Corporation. The Company also faces competition from biometric technology providers such as Identix and from network security technology providers such as Security Dynamics. The Company believes that its ability to compete for the markets outlined previously, depends on the performance of its technology, its feature-rich nature, and the cost and ease with which it is integrated with customers networks. In addition, the Company believes existing relationships and experience strengthen its competitive position.

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

The final assembly and systems installation consists of rack-mounting multiple line cards, configuring the local area network, calibrating and conditioning the system and customizing software as required by the correctional facility. These procedures are performed by the Company's installers and service administrators on site, or at the point-of-presence in the case of a network-based installation. The Company strongly emphasizes quality control in the design, manufacture, installation and test phases of the product development and service delivery process.

To remain on the forefront of innovative technology and a market leader in the Corrections Industry, the Company plans to deliver a new Computer Telephony Interface Platform in early 1998. This new Inmate Call Control System, will include all of the current voice response technology, fraud control features, and network interfaces along with new data link interfaces, switching functions, a new Graphical User Interface (GUI) and many new call control features. The hardware construction will be primarily from third party manufacturers and will utilize high density digital/analog network interfaces and shared hardware resources to allow many channels of call control within a single enclosure. This architecture dramatically reduces the physical space, power and operational maintenance requirements of the Company's current inmate calling system while also dramatically increasing system features, functionality and efficiencies.

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

During fiscal 1997, 1996 and 1995, the Company's research and product development expenditures were approximately $2.8 million, $2.4 million and $0.7 million. Such amounts in 1997 are net of capitalized software development costs of $469,000. There were no such costs capitalized in 1996 and 1995. In fiscal 1997 approximately $1.5 million of research and product development expenditures were for the SpeakEZ Voice Print(sm) technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

As a direct inmate call provider, the Company buys "wholesale" call services from the call providers to be re-sold as collect calls to the inmates' called parties. The Company uses the services of third parties to bill its calls to the billed parties. The Company enters into direct contracts with the correctional facilities and generally pays commissions on the gross billed revenue to the correctional facilities. Because of these and other operating costs, including bad debt write-offs, the margins from this line of business are significantly lower than the Company's transaction-based arrangements and the risk is considerably higher. As a result, the Company's strategy is to continue to manage this line of business as an accommodation and expects to convert the business to the transaction basis as soon as it is practicable to do so.

In 1997, the Company installed its first significant location where the Company is the long distance carrier. Due to the changing competitive environment, the Company anticipates that it will increase its role as a long distance carrier and experience the associated revenue in the future.

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

PATENTS AND OTHER PROPRIETARY RIGHTS

The Company relies on a combination of patents, copyrights, and trade-secrets to establish and protect its proprietary rights in its systems. The Company vigorously pursues protection of its proprietary technology and other intellectual property. On June 7, 1994, the U.S. Patent & Trademark Office issued to the Company Patent No. 5,319,702 related to three-way call detection. The Company has filed a corresponding patent application with the patent office in Canada, but this application has not yet been acted upon. On July 23, 1997, the U.S. Patent Trademark Office issued to the Company Patent No. 5,539,812 which is a continuation-in-part of Patent No. 5,319,702. While the Company considers any patents issued to be a significant factor in enabling it to compete in the inmate calling industry, the Company believes its success is primarily dependent on the knowledge, ability and experience of its personnel, its customer service and its ongoing ability to develop services to meet its customers' needs. The Company has sought federal and state trademark protection for certain of its trademarks, including Strike Three!(TM) and T-NET(TM). Additionally, the Company is seeking patent protection for significant enhancements to its three-way detection technology.

In conjunction with its acquisition of SpeakEZ, the Company has obtained certain exclusive and/or non-exclusive rights U.S. and foreign patent applications relating to the speaker verification and/or identification technology that are pending in the name of Rutgers University including one already issued U.S. Patent, i.e., No. 5,522,012 for "Speaker Identification and Verification System," which was issued on May 28, 1997. The Company has also filed patent applications in its own name for further developments in that field.

Despite the precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has and intends to continue to enforce patents issued to it and protect its trade secrets.

On October 21, 1996, the Company reached a settlement with Gateway Technologies, Inc. of Carrollton, Texas ("Gateway") regarding the patent infringement litigation between them. Included in the settlement, the Company was granted a royalty-bearing, nonexclusive, non-assignable license, without right to grant sublicenses, under certain Gateway Licensed Patents dealing primarily with automated operator operations.

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

EMPLOYEES

As of July 31, 1997, the Company had 337 full-time equivalent employees. For the Inmate calling line of business, the departmental classification of such employees is as follows: 15 engineering and product development personnel; 12 marketing and sales personnel; 32 finance, information systems and administrative personnel; 21 production and installation personnel; and 212 field operations personnel. For the SpeakEZ Voice Print(sm) line of business, the departmental classification of such employees is as follows: 30 research and product development personnel; 9 marketing and sales personnel; 6 administrative personnel. None of the Company's employees are subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and assembly operations are located in approximately 38,000 square feet of leased office space in Englewood, Colorado. The lease for such space terminates effective November 1, 2001. These facilities are suitable and adequate for the Company's operations currently and through the end of the lease. The Company also leases approximately 13,000 square feet in Piscataway, New Jersey, where the company's SpeakEZ Voice Print(sm) research and development operations are located. In addition, as of July 31, 1997, the Company leased 15 point of presence locations throughout the country, with a maximum size of approximately 750 square feet. These point of presence facilities are suitable and adequate for the Company's operations in these locations currently and for the foreseeable future.

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

As previously reported in 1996, the Company filed a civil action against Gateway Technologies, Inc. ("Gateway") alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection (the "702 Patent"), in Tele-Matic Corporation v. Gateway Technologies, Inc., Civil Action No. 95-S-880, pending in the United States District Court for the District of Colorado. On May 5, 1996, Gateway and Intellicall, Inc. ("Intellicall") filed an action against the Company alleging infringement of U.S. Patents No. 4,935,956, 4,908,852, 4,920,558, 5,920,562, 4,933,966 and 5,093,858 (collectively, the "Gateway
Patents") in Gateway Technologies, Inc. et. al. v. Tele-Matic Corporation, Civil Action No. 395-CV-0855R, pending in the U.S. District Court for the Northern District of Texas, Dallas Division. On October 21, 1997, the parties resolved the matters involved in both lawsuits.

Pursuant to the settlement agreement, the parties have filed and the courts have entered stipulated final judgments and orders dismissing the claims in litigation. As part of the settlement, the Company and Gateway have agreed to cross-license certain patents involved in the litigation. Each party will pay royalties to the other for the use of such patents.

In August 1995, Independent Telecommunications Network, Inc. ("ITN") filed a demand for arbitration with the American Arbitration Association, claiming the Company had breached certain query transport services contracts with ITN by, ITN alleges, terminating those contracts. In August 1997, the Company and ITN entered into a settlement agreement whereby the Company agreed to a new agreement for provisioning of telecommunication services. There was no material effect on the Company as a result of the settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year on which this report is being made.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of the Company is quoted on the NASDAQ National Market System under the symbol "TNTX." The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock of the Company, all as reported on the NASDAQ National Market System for the two most recent fiscal years.

                                                                                                High          Low
Year Ended July 31, 1997
           First quarter..............................................................        $14.75        $8.50
           Second quarter.............................................................         14.13         9.25
           Third quarter..............................................................         12.25         7.00
           Fourth quarter.............................................................         10.25         6.75

Year Ended July 31, 1996
           First quarter..............................................................        $15.00       $11.50
           Second quarter.............................................................         13.75         8.19
           Third quarter..............................................................         12.75         8.75
           Fourth quarter.............................................................         16.50         7.25

As of October 15, 1997, the number of record holders of the Company's common stock was approximately 183, and the Company estimates that as of that date there were 2,275 beneficial owners of its stock.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended July 31, 1997, are derived from the audited consolidated financial statements of the Company and subsidiaries. The consolidated financial statements as of July 31, 1997 and 1996, and for each of the years in the three-year period ended July 31, 1997, are included elsewhere in this Form 10-K.

                                                                              YEAR ENDED JULY 31,
                                                           ------------------------------------------------------
                                                           1997        1996         1995        1994         1993
                                                           ----        ----         ----        ----         ----
                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
   Telecommunications services.......................   $ 33,471    $ 30,249     $ 24,262     $ 7,529      $  2,000
   Telecommunications licensing......................        750           -            -           -             -
   Direct call provisioning..........................      1,395       3,072        3,492       3,416         3,342
   Voice print.......................................        676          57            -           -             -
   Equipment sales...................................          -           -            -         345           225
                                                        --------    --------     --------     -------      --------
       Total revenue.................................     36,292      33,378       27,754      11,290         5,567
Expenses:
   Operating costs and expenses:
     Telecommunications services.....................     14,478      13,489       10,658       3,128         1,172
     Direct call provisioning........................      1,297       2,940        3,370       2,840         2,695
     Voice print.....................................        170           -            -           -             -
     Cost of equipment sold..........................          -           -            -         304           182
                                                        --------    --------     --------     -------      --------
       Total operating costs and expenses............     15,945      16,429       14,028       6,272         4,049
   Selling, general and administrative...............      7,488       6,434        5,413       2,703         1,965
   Research and development..........................      2,769       2,374          732         494           317
   Depreciation and amortization.....................      8,135       5,920        3,607       1,099           381
                                                        --------    --------     --------     -------      --------
       Total expenses................................     34,337      31,157       23,780      10,568         6,712
                                                        --------    --------     --------     -------      --------
   Operating income (loss)...........................      1,955       2,221        3,974         722        (1,145)
   Interest expense..................................       (932)       (548)        (636)     (1,044)         (441)
                                                        --------    --------     --------     -------      --------
       Earnings (loss) before income taxes...........      1,023       1,673        3,338        (322)       (1,586)
   Income taxes......................................       (432)        (46)        (150)          -             -
                                                        --------    --------     --------     -------      --------
       Net earnings (loss)...........................   $    591    $  1,627     $  3,188    $   (322)     $ (1,586)
                                                        ========    ========     ========    ========      ========
   Net earnings (loss) per common share..............   $   0.07    $   0.18     $   0.38    $  (0.06)     $ (0.32)
                                                        ========    ========     ========    ========      ========
   Weighted average common shares
     outstanding.....................................      8,950       9,151        8,360       5,280         4,907

NUMBER OF CALLS PROCESSED............................     90,953      79,760       61,650      19,846         5,974

                                                                                   JULY 31,
                                                          ------------------------------------------------------
                                                          1997         1996         1995        1994        1993
                                                          ----         ----         ----        ----        ----
                                                                             (AMOUNT IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.........................................   $ 46,910    $ 42,527     $ 34,904    $ 16,968      $ 5,838
Loans from customer..................................          -           -          449       3,728        3,550
Debt and capital lease obligations...................     13,378       6,809        5,613       5,883        2,185
Total liabilities....................................     20,058      16,968       14,449      15,401        7,535
Shareholders' equity (deficit).......................     26,852      25,559       20,455       1,567       (1,697)

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

OVERVIEW

INMATE CALLING SERVICES

The Company derives revenue under contracts with its customers, including AT&T, MCI, Bell Atlantic, GTE, NYNEX, SBC Communications, Inc., BellSouth and U S WEST, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls, although this service is provided primarily as an accommodation to certain customers. The Company expects to derive a declining percentage of total revenue from its direct call provisioning business. However, in the event the Company is awarded contracts as a long distance provider, revenue will increase accordingly. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.


                                                               THREE MONTHS ENDED
                             -----------------------------------------------------------------------------------------------------
                               JUL. 31,     APR. 30,     JAN. 31,     OCT. 31,     JUL. 31,     APR. 30,     JAN. 31,     OCT. 31,
                                1997         1997         1997         1996         1996         1996         1996         1995
                             -----------------------------------------------------------------------------------------------------
Call volumes processed ......23,468,000   22,695,000   23,059,000   21,731,000   21,064,000   20,344,000   19,715,000   18,637,000
Average daily transactions ..   255,000      255,000      250,000      236,000      229,000      226,000      214,000      203,000

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

SPEAKEZ SUBSIDIARY

The Company's acquisition of SpeakEZ in October 1995 has led to an increased focus on new technology, specifically speaker verification and identification technologies. The Company believes that its on going product development activities for the SpeakEZ Voice Print(sm) technology will provide current and future opportunities for revenue. SpeakEZ Voice Print(sm) products are available and ready for sale in the telecommunications, financial services, computer network and computer telephony integration ("CTI") markets and the Company has recorded initial revenue on these products in the year ended July 31, 1997. However, there can be no assurance that these products will achieve market acceptance and become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty.

The SpeakEZ Voice Print(sm) products are also often times subject to a long sales cycle. This is especially true in the Company's target markets, where customers generally commit significant resources to an evaluation of new software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. Further, in most cases the Company's SpeakEZ Voice Print(sm) software applications must be integrated and made compatible with the customers' embedded information systems. Typically, the system integration effort requires the cooperation of other technology vendors which also contribute to the extension of the sales cycle. The Company will likely experience delays following initial contact with prospective customers and expend substantial funds and management effort in connections with these sales. There can be no assurance that the Company will be able to successfully execute such sales. The Company uses other technology suppliers in addition to its own direct sales force to distribute its technology and therefore at time lacks control over such partners. Due to this and reason discussed above, revenue from the Company's SpeakEZ Voice Print(sm) products and services will be difficult to predict. While the Company attempts to pursue multiple market revenue opportunities at any given time, there can be no assurance that the Company will not experience fluctuations in revenue from its SpeakEZ Voice Print(sm) products and services. The Company has and will continue to invest significant time and effort and resources in bringing these products to market and anticipates the continued offering of new SpeakEZ Voice Print(sm) products and services.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended July 31, 1997 and 1996.

                                                                                 YEAR ENDED JULY 31,
                                                                                 -------------------
                                                                                   1997     1996
                                                                                   ----     ----
Revenue:
   Telecommunications services .................................................     92%      91%
   Telecommunications licensing ................................................      2       --
   Direct call provisioning ....................................................      4        9
   Voice print .................................................................      2       --
                                                                                   ----     ----
       Total revenue ...........................................................    100      100

Expenses:
   Operating costs and expenses ................................................     44       49
   Selling, general and administrative .........................................     21       19
   Research and development ....................................................      8        7
   Depreciation and amortization ...............................................     22       18
                                                                                   ----     ----
     Operating income ..........................................................      5        7
   Interest expense ............................................................     (2)      (2)
                                                                                   ----     ----
     Earnings before income taxes ..............................................      3        5
   Income taxes ................................................................     (1)      --
                                                                                   ----     ----
     Net earnings ..............................................................      2%       5%
                                                                                   ====     ====

Total Revenue. Total revenue increased 9% to $36,292,000 for the year ended July 31, 1997, from $33,378,000 for the prior year. This increase resulted from a 11% increase in telecommunications services revenue to $33,471,000 for the year ended July 31, 1997, from $30,249,000 in the prior year, due to a 14% increase in call volume to 90,953,000 calls resulting primarily from an increase in the number of installed systems and the conversion of direct call provisioning to transaction based fee contracts with other call providers. Due to the Company's significant market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. The Company recorded $750,000 of telecommunications licensing revenue during the year ended July 31, 1997. This revenue was associated with the licensing of the Company's Strike ThreeTM product to a single customer. There was no such revenue in the corresponding prior period. The Company does not expect significant contribution from telecommunications licensing revenue in the near future. Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and other forms of revenue and due to the conversion of direct sites to telecommunications services revenue sites. There was also a dollar decrease in direct call provisioning revenue of $1,677,000 due to conversion of certain sites serviced to transaction based fees. The Company anticipates it will continue to convert some of its direct call provisioning accounts to telecommunications services customers for which it receives transaction fee revenue versus direct call provisioning revenue. The Company does anticipate an increase in direct revenue in the event that it continues to be successful in provisioning the long distance service on certain site contracts. The Company also recognized SpeakEZ Voice Print(sm) revenue in the amount of $676,000 for custom engineering and for the sale of software licenses and hardware systems. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, risk of technological success, and impact of new competition.

Operating Costs and Expenses. Total operating costs and expenses decreased to $15,945,000 for the year ended July 31, 1997, from $16,429,000 for the year ended July 31, 1996, and also decreased as a percentage of total revenue to 44% from 49% in the prior year. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the year ended July 31, 1997 include the cost of hardware systems sold, installation costs, and royalty charges.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended July 31, 1997 and 1996.

                                                                        YEAR ENDED JULY 31,
                                                                        -------------------
                                                                           1997    1996
                                                                           ----    ----
Operating costs and expenses:
    Telecommunications services .........................................   43%     45%
    Direct call provisioning ............................................   93      96
    Voice print .........................................................   25      --

Operating costs and expenses associated with providing telecommunications services decreased as a percentage of corresponding revenue to 43% for the year ended July 31, 1997, from 45% in the prior year. The decrease is primarily due to cost containment measures implemented by the Company in the delivery of its services. Direct call provisioning costs decreased as a percentage of corresponding revenue to 93% for the year ended July 31, 1997, from 96% in the corresponding prior year. This percentage decrease is primarily attributable to the conversion of sites that had an overall higher cost structure due to a higher commission expense than the remaining direct sites. Voice print operating costs for the year ended July 31, 1997 include the cost of hardware systems sold, installation costs, and royalty charges.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7,488,000 for the year ended July 31, 1997, from $6,434,000 in the prior year, and increased as a percentage of total revenue to 21% from 19% in the corresponding prior year. The dollar increase was $1,054,000. This increase consists primarily of approximately $938,000 for marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products. The Company expects selling, general, and administrative expenses for the fiscal year ended July 31, 1998 to be consistent with the percentages incurred during fiscal 1997. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as the anticipated selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses increased to $2,769,000 for the year ended July 31, 1997, from $2,374,000 in the corresponding prior year, primarily due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(sm) technology. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $1,527,000 for the year ended July 31, 1997 as compared to $1,060,000 for the corresponding prior year. For the year ended July 31, 1997, the Company capitalized $411,000 of computer software development costs associated with the

SpeakEZ Voice Print(sm) technology. There were no such costs capitalized in the corresponding prior year. In addition, under a government contract the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $350,000 for the year ended July 31, 1997 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were not significant for the corresponding prior year. The Company capitalized $58,000 of computer software development costs associated with the development of a new inmate calling platform during the year ended July 31, 1997. The Company expects the dollar amount of research and development expense to remain at current levels over the next fiscal year. There can be no assurance, however, that due to potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as the anticipated research and development expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $8,135,000 for the year ended July 31, 1997, from $5,920,000 in the corresponding prior year. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company. In addition, infrastructure additions in research and development and selling, general and administrative functions also added to the increase in depreciation for office and testing equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $705,000 for the year ended July 31, 1997 as compared to $344,000 for the corresponding prior year. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) systems increase. The increases, however, may be offset as certain capitalized costs from previous periods become fully depreciated.

Interest Expense. Interest expense increased to $932,000 for the year ended July 31, 1997, from $548,000 in the corresponding prior period. The increase was primarily attributable to a increase in the balance of indebtedness. The increase in indebtedness was necessary to support capital expenditures for inmate call processing systems and operating expenses. In addition, the Company had a significant increase in accounts receivable due to a change in a major customer's purchase order system. Approximately $4,800,000 of accounts receivable is attributable to this customer at July 31, 1997 and approximately $3,200,000 has been collected by September 1997. Management believes that the processing issues will be resolved and the amount outstanding will be paid by the customer.

Fiscal 1996 Compared to Fiscal 1995

The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended July 31, 1996 and 1995.

                                                   YEAR ENDED JULY 31,
                                                     1996     1995
                                                     ----     ----
Revenue:
   Telecommunications services ...................     91%      87%
   Direct call provisioning ......................      9       13
                                                     ----     ----
       Total revenue .............................    100      100

Expenses:
   Operating costs and expenses ..................     49       51
   Selling, general and administrative ...........     19       19
   Research and development ......................      7        3
   Depreciation and amortization .................     18       13
                                                     ----     ----
     Operating income ............................      7       14
   Interest expense ..............................     (2)      (2)
                                                     ----     ----
     Earnings before income taxes ................      5       12
   Income taxes ..................................     --       (1)
                                                     ----     ----
     Net earnings ................................      5%      11%
                                                     ====     ====

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

Operating Costs and Expenses. Total operating costs and expenses increased to $16,429,000 for the year ended July 31, 1996, from $14,028,000 for the year ended July 31, 1995, but decreased as a percentage of total revenue to 49% from 51% in the prior year. Total operating costs and expenses as a percentage of total revenue decreased due to an increase in telecommunications services revenue which has a higher margin than direct call provisioning. This was partially offset by a decline in margins for telecommunications services due to volume discounts. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended July 31, 1996 and 1995.

                                                                                          YEAR ENDED JULY 31,
                                                                                         ---------------------
                                                                                         1996             1995
                                                                                         ----             ----
Operating costs and expenses:
    Telecommunications services.....................................................       45%             44%
    Direct call provisioning........................................................       96              97

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 45% for the year ended July 31, 1996, from 44% in the prior year. During fiscal 1996 there was a decline in margin for telecommunications services because of volume discounts. This caused a two percentage point increase in telecommunications services operating costs and expenses. This was offset by a one percentage point decrease due to a change in the mix of revenue and costs within telecommunications services between site services and validation services. Validation services are billed to customers with minimal margins. Direct call provisioning costs decreased as a percentage of corresponding revenue to 96% for the year ended July 31, 1996, from 97% in the prior year. This percentage decrease is primarily attributable to a decrease in local and long distance expenses and commission expenses for sites converted to transaction fee sites or sites not in operation subsequent to July 31, 1996. Bad debt expense remained constant as a percentage of direct call provisioning revenue at 16% for the year ended July 31, 1996 and 1995, and is based upon the estimates provided by the Company's billing agent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,434,000 for the year ended July 31, 1996, from $5,413,000 in the prior year, and remained constant as a percentage of total revenue at 19%. The dollar increase was $1,021,000. This increase consists primarily of approximately $695,000 for salaries for administrative personnel and related expenses (including contract personnel) and $238,000 in insurance costs. The increase in salaries and contract personnel is due primarily to growth in the infrastructure to support current inmate call processing operations and the development of SpeakEZ Voice Print(sm) technology. The increase in insurance cost relates to the amount of time directors and officers and prospectus insurance coverage was in effect for comparative periods and due to premium increases.

Research and Development Expenses. Research and development expenses increased to $2,374,000 for the year ended July 31, 1996, from $732,000 in the corresponding prior period due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(sm) technology. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $1,060,000 for the year ended July 31, 1996.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $5,920,000 for the year ended July 31, 1996, from $3,607,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company, and due to the Company's continued investment in its data network for verification procedures. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office and testing equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $344,000 for the year ended July 31, 1996.

Interest Expense. Interest expense decreased to $548,000 for the year ended July 31, 1996, from $636,000 in the corresponding prior period. The decrease was primarily attributable to a change in the type of indebtedness and the related reduction in borrowing rates.

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

                                                                 THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     JUL. 31,   APR. 30,   JAN. 31,   OCT. 31,
                                                      1997        1997       1997      1996
                                                      ----        ----       ----      ----
                                                               (AMOUNTS IN THOUSANDS)
Revenue:
   Telecommunications services ...................   $ 8,698    $ 8,209    $ 8,505    $ 8,059
   Telecommunications licensing ..................        --        750         --         --
   Direct call provisioning ......................       347        268        351        429
   Voice print ...................................       267        243        148         18
                                                     -------    -------    -------    -------
       Total revenue .............................     9,312      9,470      9,004      8,506
Expenses:
   Operating costs and expenses ..................     3,777      3,752      4,069      4,347
   Selling, general and administrative ...........     1,637      1,924      2,063      1,864
   Research and development ......................       679        692        687        711
   Depreciation and amortization .................     2,378      2,022      1,909      1,826
                                                     -------    -------    -------    -------
       Total expenses ............................     8,471      8,390      8,728      8,748
                                                     -------    -------    -------    -------
   Operating income ..............................       841      1,080        276       (242)
   Interest expense ..............................      (342)      (245)      (190)      (155)
                                                     -------    -------    -------    -------
       Earnings before income taxes ..............       499        835         86       (397)
     Income taxes ................................      (240)      (192)        --         --
                                                     -------    -------    -------    -------
       Net earnings ..............................   $   259    $   643    $    86    $  (397)
                                                     =======    =======    =======    =======

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's unaudited quarterly statement of operations.

                                                                         THREE MONTHS ENDED
                                                           -----------------------------------------------------
                                                           JUL. 31,       APR. 30,        JAN. 31,      OCT. 31,
                                                            1997           1997             1997          1996
                                                            ----           ----             ----          ----
Revenue:
   Telecommunications services ...........................   93%            87%             94%           95%
   Telecommunications licensing ..........................   --              8              --            --
   Direct call provisioning ..............................    4              3               4             5
   Voice print ...........................................    3              2               2            --
                                                           ----           ----            ----          ----
       Total revenue .....................................  100            100             100           100

Expenses:
   Operating costs and expenses ..........................   41             40              45            51
   Selling, general and administrative ...................   18             20              23            22
   Research and development ..............................    7              7               8             9
   Depreciation and amortization .........................   25             21              21            21
                                                           ----           ----            ----          ----
     Operating income ....................................    9             12               3            (3)
   Interest expense ......................................   (4)            (3)             (2)           (2)
                                                           ----           ----            ----          ----
     Earnings before income taxes ........................    5              9               1            (5)
   Income taxes ..........................................   (2)            (2)             --            --
                                                           ----           ----            ----          ----
     Net earnings ........................................    3%             7%              1%           (5)%
                                                           ====           ====            ====          ====

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for each unaudited quarter:

                                                                         THREE MONTHS ENDED
                                                           -----------------------------------------------------
                                                           JUL. 31,       APR. 30,        JAN. 31,      OCT. 31,
                                                            1997           1997             1997          1996
                                                            ----           ----             ----          ----
Operating costs and expenses:
   Telecommunications services.........................      39%            42%              44%            49%
   Direct call provisioning............................      90             88               89            102
   Voice print.........................................      36             24                9              -

Total revenue decreased in the quarter ended July 31, 1997 to $9,312,000 from $9,470,000 in the quarter ended April 30, 1997. However, telecommunications services revenue increased by $489,000 quarter to quarter. The offsetting difference was that $750,000 of telecommunications licensing revenue was recognized in the quarter ended April 30, 1997 and it was not expected to recur in the future. Direct call provisioning revenue showed an increase of $79,000 quarter to quarter reflecting the Company's first major direct call provisioning long distance site.

Total operating costs and expenses increased to $3,777,000 for the quarter ended July 31, 1997. This is primarily telecommunications services expense of $3,368,000. Telecommunications services expense for the quarter ended April 30, 1997 was $3,457,000. As a percentage of related revenue, telecommunications services expense decreased to 39% for the quarter ended July 31, 1997 from 42% for the quarter ended April 30, 1997 due to the Company's continued cost containment measures.

Selling, general and administrative expenses decreased by $287,000 in the quarter ended July 31, 1997 as compared to the previous quarter primarily due to reductions in professional services expense and revised estimates of property tax expense. Research and development expense decreased in the quarter ended July 31, 1997 as compared to the previous quarter primarily due to an increase in capitalized computer software costs associated with the new inmate calling platform.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash provided by financing activities during the year ended July 31, 1997. The net cash provided by financing activities in the year ended July 31, 1997 was $6,613,000 . Cash provided by operations was $1,986,000 for the year July 31, 1997 as compared to $9,474,000 for the prior period. The change in cash provided by operations was primarily attributable to decreases in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable, and deferred tax expense and noncash reductions of loans from customer. Comparably, these net amounts totaled $9,389,000 for the year ended July 31, 1997 and $7,591,000 for the same period in the prior year. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the year ended July 31, 1997 was made up primarily of increases in accounts receivable of $3,742,000 and decreases in accounts payable of $4,976,000, offset by increases in accrued liabilities of $1,560,000. The total change for the year ended July 31, 1996 was made up primarily of decreases in accounts receivable of $508,000 offset by increases in accounts payable of $1,828,000.

Cash used in investing activities was $8,554,000. This included capital expenditures of $7,346,000 for the year ended July 31, 1997 as compared to $10,440,000 in the prior period. The capital expenditures for the year ended July 31, 1997 were mainly for telecommunications equipment and office equipment. Additional investing activities of $1,208,000 for the year ended July 31, 1997 and $668,000 for the year ended July 31, 1996 included expenditures for patent defense costs and capitalized software development costs. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems.

The Company has been funding its operations by using cash provided by operations and available borrowings under a $20,000,000 line of credit arrangement. Management believes that the credit facility should be sufficient to fund the Company's operations and anticipated new inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is hereby incorporated by reference to pages F-1 through F-17 of the Company's 1997 Consolidated Financial Statements, attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's directors and executive officers will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 11, 1997. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 11, 1997. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 11, 1997. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 11, 1997. Such information is incorporated herein by reference.

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

         2. Financial Statement Schedules: Following is the Index to the Financial Statement Schedules which are attached hereto.

                  Independent Auditors' Report on Financial Statement Schedule - S-1

                  Schedule II - Valuation and Qualifying Accounts for the Years Ended July 31, 1997, 1996 and 1995 - S-2

                  All other schedules have been omitted because they are not required, do not apply, or the information is set forth in the financial statements or notes thereto.

         3.       Exhibits:

                  Exhibit
                  Number     Description of Exhibit
                  -------    ----------------------
                  (2.1)      Acquisition Agreement and Plan of Merger between Registrant and
                             SpeakEZ, Inc. dated October 11, 1995.****
                  (3.1)      Articles of Amendment to the Articles of Incorporation of
                             Registrant****
                  (3.2)      Amended and Restated Articles of Incorporation of Registrant**
                  (3.3)      Amended and Restated Bylaws of Registrant*
                  (10.1)     1991 Non-Qualified Stock Option Plan***
                  (10.2)     Form of 1991 Non-Qualified Stock Option Agreement***
                  (10.3)     1991 Incentive Stock Option Plan***
                  (10.4)     Form of 1991 Incentive Stock Option Agreement***
                  (10.5)     1993 Incentive Stock Option Plan***
                  (10.6)     Form of 1993 Incentive Stock Option Agreement***
                  (10.7)     Agreement between American Telephone and Telegraph Company and
                             Registrant dated November 1, 1991*
                  (10.8)     Loan Agreement between Registrant and INTRUST BANK, N.A., dated as of June 2, 1997. (10.9) Standard Industrial Lease between
                             Pacifica Development Properties, II LLC and Registrant dated April
                             15, 1996 and Amendment Number One thereto, dated May 20, 1996.****
                  (21)       Subsidiaries of Registrant*
                  (23.1)     Consent of KPMG Peat Marwick LLP
                  (24)       Power of Attorney
                  (27)       Financial Data Schedule

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

                  **** Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for fiscal
                         year ended 1996.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the year ended July 31, 1997.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on October 28,1997.


                                  T-NETIX, INC.


                                  By: /s/ Thomas J. Huzjak
                                      -----------------------------------------
                                      Thomas J. Huzjak, Chief Executive Officer

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

Signature                                        Title                                       Date
---------                                        -----                                       ----
/s/ Thomas J. Huzjak                                                                         October 28, 1997
----------------------------------               Chairman/Chief
Thomas J. Huzjak                                 Executive Officer

/s/ Alvyn A. Schopp                                                                          October 28, 1997
-------------------------------                  Director/Exec. Vice President/
Alvyn A. Schopp                                  Chief Accounting Officer

/s/ Daniel M. Carney                             Director                                    October 28, 1997
--------------------------------
Daniel M. Carney

/s/ Robert A. Geist                              Director                                    October 28, 1997
--------------------------------
Robert A. Geist

/s/ James L. Mann                                Director                                    October 28, 1997
------------------------------
James L. Mann

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report ..................................................................   F-1

         Consolidated Balance Sheets as of July 31, 1997 and 1996.......................................   F-2

         Consolidated Statements of Operations for the Years Ended
         July 31, 1997, 1996 and 1995 ..................................................................   F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
         July 31, 1997, 1996 and 1995 ..................................................................   F-4

         Consolidated Statements of Cash Flows for the Years Ended
         July 31, 1997, 1996 and 1995 ..................................................................   F-5

         Notes to Consolidated Financial Statements.....................................................   F-6

                          INDEPENDENT AUDITORS' REPORT





THE BOARD OF DIRECTORS AND SHAREHOLDERS
T-NETIX, INC.:


We have audited the accompanying consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T-NETIX, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles.






                                                     KPMG PEAT MARWICK LLP


Denver, Colorado
October 10, 1997

                         T-NETIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                              JULY 31
                                                                       ----------------------
                                                                           1997        1996
                                                                       ----------------------
                                     ASSETS                            (AMOUNTS IN THOUSANDS)
Cash and cash equivalents ...........................................   $    190    $    145
Trade accounts receivable, net of allowance for doubtful accounts of $120,000 and $129,000 at July 31, 1997 and 1996,
   respectively (note 5) ............................................     11,703       8,222
Other receivables ...................................................         76          73
Prepaid expenses ....................................................        236         296
Property and equipment, at cost (notes 5 and 9):
   Telecommunications equipment .....................................     39,065      31,463
   Construction in progress .........................................      3,626       5,012
   Office equipment .................................................      3,901       2,771
                                                                        --------    --------
     Property and equipment .........................................     46,592      39,246
   Less accumulated depreciation and amortization ...................    (17,798)    (10,516)
                                                                        --------    --------
     Property and equipment, net ....................................     28,794      28,730
Patent license rights, net (note 4) .................................      2,586       2,788
Other assets, net ...................................................      3,325       2,273
                                                                        --------    --------
     Total assets ...................................................   $ 46,910    $ 42,527
                                                                        ========    ========


                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable .................................................   $  2,992    $  7,968
   Accrued liabilities ..............................................      3,688       2,191
   Debt (note 5) ....................................................     13,227       6,324
   Capital lease obligations (note 9) ...............................        151         485
                                                                        --------    --------
     Total liabilities ..............................................     20,058      16,968
Shareholders' equity (note 6):
   Preferred stock, $.01 stated value.  10,000,000 shares authorized;
     no shares issued ...............................................         --          --
   Common stock, $.01 stated value.  70,000,000 shares authorized;
     8,314,583 and 8,150,493 shares issued and outstanding at
     July 31, 1997 and 1996, respectively ...........................         83          81
   Additional paid-in capital .......................................     26,908      26,208
   Accumulated deficit ..............................................       (139)       (730)
                                                                        --------    --------
     Total shareholders' equity .....................................     26,852      25,559
Commitments and contingencies (notes 9 and 10)
     Total liabilities and shareholders' equity .....................   $ 46,910    $ 42,527
                                                                        ========    ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              YEARS ENDED
                                                                                                JULY 31,
                                                                                    ----------------------------
                                                                                    1997          1996       1995
                                                                                    ----          ----       ----
                                                                                         (AMOUNTS IN THOUSANDS
                                                                                       EXCEPT PER SHARE AMOUNTS)
Revenue (note 7):
   Telecommunications services............................................        $ 33,471      $ 30,249   $ 24,262
   Telecommunications licensing...........................................             750             -          -
   Direct call provisioning...............................................           1,395         3,072      3,492
   Voice print............................................................             676            57          -
                                                                                  --------      --------   --------
         Total revenue....................................................          36,292        33,378     27,754
Expenses:
   Operating costs and expenses:
     Telecommunications services..........................................          14,478        13,489     10,658
     Direct call provisioning (including bad debt expense of
       $261,000, $493,000 and $559,000 for 1997, 1996 and 1995,
       respectively)......................................................           1,297         2,940      3,370
     Voice print..........................................................             170             -          -
                                                                                  --------      --------   --------
       Total operating costs and expenses.................................          15,945        16,429     14,028
   Selling, general and administrative....................................           7,488         6,434      5,413
   Research and development...............................................           2,769         2,374        732
   Depreciation and amortization..........................................           8,135         5,920      3,607
                                                                                  --------      --------   --------
       Total expenses.....................................................          34,337        31,157     23,780
                                                                                  --------      --------   --------
         Operating income.................................................           1,955         2,221      3,974
   Interest expense.......................................................            (932)         (548)      (636)
                                                                                  --------      --------   --------
       Earnings before income taxes.......................................           1,023         1,673      3,338
   Income taxes (note 8)..................................................            (432)          (46)      (150)
                                                                                  --------      --------   --------
Net earnings..............................................................        $    591      $  1,627   $  3,188
                                                                                  ========      ========   ========

Net earnings  per common share............................................        $   0.07      $   0.18   $   0.38
                                                                                  ========      ========   ========

Weighted average common shares............................................           8,950         9,151      8,360
                                                                                  ========      ========   ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                           TOTAL
                                                    COMMON STOCK     ADDITIONAL  ACCUM-    SHARE-
                                                   ----------------   PAID-IN    ULATED   HOLDERS'
                                                   SHARES   AMOUNTS   CAPITAL   DEFICIT    EQUITY
                                                   ------   -------   -------   -------    ------
                                                               (AMOUNTS IN THOUSANDS)
BALANCES AT AUGUST 1, 1994 ......................   5,405   $    54   $ 7,058   $(5,545)   $ 1,567

Common stock issued upon exercise of
  stock options .................................     414         4       205        --        209
Common stock issued for assets acquired .........       4        --        22        --         22
Common stock issued for cash, net of
  offering costs and underwriting discounts
  of $1,631,000 (note 6) ........................   1,800        18    15,451        --     15,469
Net earnings ....................................      --        --        --     3,188      3,188
                                                  -------   -------   -------   -------    -------

BALANCES AT JULY 31, 1995 .......................   7,623        76    22,736    (2,357)    20,455


Common stock issued upon exercise of
  stock options .................................     303         3       195        --        198
Common stock issued for assets acquired
(note 3) ........................................      30        --        --        --         --
Common stock issued in business acquisition
(note 4) ........................................     195         2     2,269        --      2,271
Stock option tax benefit (note 8) ...............      --        --     1,008        --      1,008
Net earnings ....................................      --        --        --     1,627      1,627
                                                  -------   -------   -------   -------    -------


BALANCES AT JULY 31, 1996 .......................   8,151        81    26,208      (730)    25,559

Common stock issued upon exercise of
  stock options .................................     155         2       204        --        206
Common stock issued in business acquisition
(note 4) ........................................       8        --        94        --         94
Stock option tax benefit (note 8) ...............      --        --       402        --        402
Net earnings ....................................      --        --        --       591        591
                                                  -------   -------   -------   -------    -------

BALANCES AT JULY 31, 1997 .......................   8,314   $    83   $26,908   $  (139)   $26,852
                                                  =======   =======   =======   =======    =======

See accompanying notes to consolidated financial statements.

                        T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED
                                                                                     JULY 31
                                                                          -----------------------------
                                                                          1997        1996        1995
                                                                          ----        ----        ----
                                                                              (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
Net earnings ........................................................   $    591    $  1,627    $  3,188
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization .....................................      8,135       5,920       3,607
  Provision for losses on accounts receivable .......................        261         493         559
  Deferred tax expense ..............................................        402          --          --
  Noncash interest accruals added to principal (related party) ......         --          --          34
  Noncash reductions of loans from customer .........................         --        (449)     (2,608)
  Changes in operating assets and liabilities:
     Change in trade accounts receivable ............................     (3,742)        508      (6,098)
     Change in other receivables ....................................         (3)         25         (50)
     Change in prepaid expenses .....................................         60         (28)       (241)
     Change in other assets .........................................       (302)       (163)       (448)
     Change in accounts payable .....................................     (4,976)      1,828       1,312
     Change in accrued liabilities ..................................      1,560        (287)      1,303
                                                                        --------    --------    --------
       Cash provided by operating activities ........................      1,986       9,474         558
                                                                        --------    --------    --------
Cash used in investing activities:
  Capital expenditures ..............................................     (7,346)    (10,440)    (14,606)
  Acquisition of business ...........................................         --        (450)         --
  Other investing activities ........................................     (1,208)       (668)         --
                                                                        --------    --------    --------
       Cash used in investing activities ............................     (8,554)    (11,558)    (14,606)
                                                                        --------    --------    --------
Cash flows from financing activities:
  Proceeds from borrowings ..........................................      6,802       1,299       9,506
  Proceeds from borrowings-related party ............................         --          --         270
  Payments of debt ..................................................        (24)        (25)     (8,042)
  Payments of debt-related party ....................................         --          --      (1,784)
  Payments of loans from customer ...................................         --          --        (671)
  Payments of capital lease obligations .............................       (334)       (474)       (330)
  Common stock issued for cash ......................................        206         198      16,111
  Payment for loan fees and offering costs ..........................         --         (37)       (434)
  Increase (decrease) in bank overdraft .............................        (37)        396        (213)
                                                                        --------    --------    --------
       Cash provided by financing activities ........................      6,613       1,357      14,413
                                                                        --------    --------    --------
Net increase (decrease) in cash and cash equivalents ................         45        (727)        365
Cash and cash equivalents at beginning of year ......................        145         872         507
                                                                        --------    --------    --------
Cash and cash equivalents at end of year ............................   $    190    $    145    $    872
                                                                        ========    ========    ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     T-NETIX, Inc. and subsidiaries ("T-NETIX" or the "Company") was incorporated in Colorado in 1986. The Company is primarily engaged in the design, assembly, and management of specialized telecommunications hardware and software systems.

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

     Through its wholly owned subsidiary, SpeakEZ, Inc. ("SpeakEZ'), the Company engages in the sales and marketing and the research and development of speaker verification technology. This technology is incorporated into the Company's proprietary telecommunication systems and is also designed for stand alone verification systems.

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

     ACCOUNTS RECEIVABLE

     Accounts receivable related to direct call provisioning were $758,000 and $581,000 as of July 31, 1997 and 1996, respectively. The allowance for doubtful accounts relates to these receivables.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, including costs necessary to place such property and equipment in service. Major renewals and improvements are capitalized, while repairs and maintenance are charged to operations as incurred.

     Construction in progress represents the cost of material purchases and construction costs, including interest capitalized during construction, for telecommunications hardware systems in various stages of completion. During 1997, 1996 and 1995, interest capitalized was insignificant.

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

     OTHER ASSETS

     Other assets include deposits, purchased computer software, internally developed software, patent defense costs, patents, and other intangible assets. Patents and intangible assets are stated at cost. Amortization is computed on the straight-line basis over 17 years for patent costs and periods ranging from 3 to 7 years for other intangibles.

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

     License revenue is recognized when a license agreement is in effect, the product has been delivered, the license fee is fixed or determinable, no significant vendor obligations remain and collectibility is reasonably assured. Maintenance revenue is recognized ratably over the maintenance period. Revenue from training, consulting and custom engineering services are recognized as the services are performed.

     RESEARCH AND DEVELOPMENT

     Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.

     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the economic useful life of the software product, which is generally estimated to be three years. Unamortized capitalized software cost was $449,000 at July 31, 1997.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     401(K) PLAN

     The Company established a 401(k) plan for all of its full time employees effective January 1, 1994. To date, no contributions have been made to this plan by the Company.

     INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

     EARNINGS PER COMMON SHARE

     Earnings per common share for the years ended July 31, 1997 and 1996, are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. For purposes of the calculation of earnings per common share, common stock equivalents consist of stock options to acquire common stock (using the treasury stock method).

     STOCK COMPENSATION

     The Company accounts for employee stock options under the provisions APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires proforma disclosure of compensation expense using a fair value based method of accounting for stock-based compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1996.

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

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" ("SFAS 128") which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS 128 is effective for the Company's fiscal year ended July 31, 1998. Retroactive application will be required. The Company believes the adoption of SFAS 128 will not have a significant effect on its reported earnings per share.

     SFAS 130, "Reporting Comprehensive Income," was issued in June 1997. It establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not believe the adoption of this standard will have a significant effect on its consolidated financial statements.

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. It establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The Company anticipates adoption of SFAS 131 in its fiscal 1998 interim financial reporting to the extent that such disclosures would be significant and applicable to its corrections business and its SpeakEZ subsidiary.

     RECLASSIFICATION

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

(2)  SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

     Cash paid for interest was approximately $894,000, $563,000 and $591,000 for the years ended July 31, 1997, 1996 and 1995, respectively. Cash payments for income taxes during 1997, 1996 and 1995 were not significant.

     In 1995, the Company acquired $331,000 in property and equipment subject to capital lease obligations.

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

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  BUSINESS ACQUISITION

     On October 12, 1995, the Company completed its acquisition of all of the outstanding stock of SpeakEZ, a development stage company. SpeakEZ is developing products using biometric identification technologies including voice print and speaker identification software. Total consideration for the acquisition was approximately $3,000,000. The initial consideration included $450,000 in cash (including payment of previously issued notes payable), restricted common stock of the Company valued at approximately $2,271,000 and approximately $279,000 payable pursuant to the final distribution agreement, in restricted stock and cash. In fiscal 1997, the Company paid additional, final consideration in the form of common stock of $94,000. The Company accounted for the acquisition using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. Amounts in excess of the fair value of tangible assets acquired were attributed to patent license rights to existing and pending patents and other intangibles along with the related deferred income tax effects. The total capitalized cost of the patent license rights and other intangibles is being amortized on a straight line basis over seven years. The results of operations of SpeakEZ have been included in the consolidated financial statements since the date of the acquisition. Results of operations of SpeakEZ prior to the acquisition were not significant.

(5)  DEBT

     Debt at July 31, 1997 and 1996 is summarized as follows:

                                                             JULY 31,
                                                        -----------------
                                                          1997     1996
                                                        -------   -------
                                                      (AMOUNTS IN THOUSANDS)
          Debt:
             Line of credit agreement                   $12,706   $ 5,905
             Bank overdraft and other                       521       419
                                                        -------   -------
                                                        $13,227   $ 6,324
                                                        =======   =======

     In June 1997, the Company entered into a new Loan Agreement with its current commercial bank. The Loan Agreement is for a total of $20,000,000 in committed credit. Borrowings are at the prime rate (8.5% at July 31, 1997) and are secured by substantially all of the assets of the Company. The agreement provides for various financial covenants, including maintaining certain financial ratios and minimum net worth requirements. As of July 31, 1997, the Company has an unused amount on the committed credit of $7,294,000. All of the debt at July 31, 1997, matures within one year. The Bank has also issued a standby letter of credit for $225,000 on behalf of the Company in favor of the lessor on its new office space (note
     9). The letter of credit is for the term of the lease.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  SHAREHOLDERS' EQUITY

     On November 8, 1994, the Company completed a public offering of 2,100,000 shares of common stock. Of the 2,100,000 shares, 1,800,000 shares were sold by the Company to the public at $9.50 per share. The proceeds to the Company, net of offering costs and underwriting discount were $15,469,000.

     STOCK OPTION PLANS

     The Company has reserved 3,250,000 shares of common stock for employees and non-employee directors under various stock option plans (collectively the "Plans"): the 1991 Incentive Stock Option Plan ("the 1991 ISO Plan"); the 1991 Non-Qualified Stock Option Plan ("the 1991 NSO Plan"); and the 1993 Incentive Stock Option Plan ("the 1993 ISO Plan"). The Plans provide for issuing both incentive stock options, and non-qualified stock options, which must be granted at not less than 100% of the fair market value of the stock on the date of grant. All options to date have been granted at the fair market value of the stock as determined by the Board of Directors. Options issued prior to 1994 had vesting terms of one to three years from the date of grant. Substantially all of the Incentive Stock Options issued after 1993 vest over four years from the date of grant. The Options expire ten years from the date of grant.

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                             SHARES RESERVED      OPTIONS          EXERCISE
                                               FOR OPTIONS      OUTSTANDING         PRICE
                                               -----------      -----------         -----

          Outstanding at August 1, 1994 .          35,050        1,607,378       $    1.12
            Increase in authorized shares       1,000,000               --
            Granted .....................        (691,500)         691,500            5.60
            Exercised ...................              --         (413,563)           0.50
            Canceled ....................         101,751         (101,751)           4.03
                                               ----------       ----------
          Outstanding at July 31, 1995 ..         445,301        1,783,564            2.84
            Increase in authorized shares         500,000               --
            Granted .....................        (650,000)         650,000            9.74
            Exercised ...................              --         (302,746)           0.65
            Canceled ....................          74,817          (74,817)           4.80
                                               ----------       ----------
          Outstanding at July 31, 1996 ..         370,118        2,056,001            5.27
            Granted .....................        (239,500)         239,500           10.92
            Exercised ...................              --         (155,968)           1.32
            Canceled ....................          82,000          (82,000)           9.33
                                               ----------       ----------
          Outstanding at July 31, 1997 ..         212,618        2,057,533            6.07
                                               ==========       ==========

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  SHAREHOLDERS' EQUITY (CONTINUED)

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
           ---------------------------------------------------------  -------------------------
                                             WEIGHTED
                             NUMBER OF       AVERAGE        WEIGHTED                   WEIGHTED
                           OUTSTANDING       REMAINING      AVERAGE      NUMBER        AVERAGE
             RANGE OF        JULY 31,       CONTRACTUAL     EXERCISE  EXERCISABLE AT   EXERCISE
         EXERCISE PRICES       1997             LIFE         PRICE    JULY 31, 1997      PRICE

           $ 0.20             379,632            3.7      $   0.20     379,632       $     0.20
             3.00-4.00        270,827            6.0          3.25     270,827             3.25
             5.50             552,824            7.1          5.50     335,908             5.50
             7.50-10.50       536,750            8.9          9.34     138,625             8.72
            11.00-15.00       317,500            8.7         12.30      61,125            13.58
                            ---------                                ---------
           $ 0.20-15.00     2,057,533                                1,186,117
                            =========                                =========


     The Company has not recorded compensation expense pursuant to the grants of its stock options under APB 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) and net earnings (loss) per common share would have been:

                                                    JULY 31, 1997                      JULY 31, 1996
                                        -----------------------------------  -------------------------------

                                          AS REPORTED         PROFORMA          AS REPORTED          PROFORMA
                                              (AMOUNTS IN THOUSANDS)                (AMOUNTS IN THOUSANDS)

                  Net earnings (loss)          $ 591             $(421)           $ 1,627             $ 1,095
                                                 ===               ===              =====               =====

                  Net earnings (loss)
                  per common
                  share                       $ 0.07            $(0.05)            $ 0.18              $ 0.12
                                                ====              ====               ====                ====

     Under SFAS 123, the per-share minimum value of stock options granted in 1997 and 1996 was $5.98 and $5.49, respectively. The minimum value was calculated using an expected volatility of the underlying stock of 40% for both 1997 and 1996, a risk free interest rate of 6.02% and 6.80%, no expected dividend yields, and an estimated option life of 7.56 years.

     In July, 1997, the Board of Directors amended the 1993 ISO Plan and the 1991 NSO Plan to provide that the Compensation Committee may amend certain outstanding options with an exercise price in excess of the current market price in order to modify the exercise price to the current market price or greater. On August 11, 1997, the Compensation Committee re-priced the exercise price to $7.25 per share for certain outstanding options under the 1993 ISO Plan and the 1991 NSO Plan having an exercise price equal to or greater than $7.50 prior to such re-pricing. This re-pricing affected 773,500 options under these Plans.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  MAJOR CUSTOMERS

     Revenue, as a percentage of total revenue, attributable to significant customers was as follows: 1997 1996 1995 ---- ---- ----

                                   1997     1996     1995
                                   ----     ----     ----
          Customer A .........      11%      10%      14%
          Customer B .........      36%      40%      37%
          Customer C .........      14%      13%      12%
          Customer D .........      15%      14%      11%

(8)  INCOME TAXES

     Income tax expense for the years ended July 31, 1997, 1996 and 1995 is as follows:

                                         1997        1996        1995
                                         -----       -----       -----
                                             (AMOUNTS IN THOUSANDS)
          Current:
            Federal ...............      $ (--)      $ (--)      $ (--)
            State .................        (30)        (46)       (150)
                                         -----       -----       -----
            Total .................        (30)        (46)       (150)
          Deferred:
            Federal ...............       (348)        (--)        (--)
            State .................        (54)         --          --
                                         -----       -----       -----
            Total .................       (402)        (--)        (--)
                                                                 -----

          Total income taxes ......      $(432)      $ (46)      $(150)
                                         =====       =====       =====

     Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 34% to pretax earnings, for the years ended July 31, 1997, 1996 and 1995 due to the following:

                                                                    1997         1996          1995
                                                                  -------       -------       -------
                                                                          (AMOUNTS IN THOUSANDS)

          Expected statutory income tax expense ............      $  (348)      $  (569)      $(1,135)
          Amounts not deductible for income tax purposes ...          (86)          (61)          (35)
          State taxes, net of federal benefit ..............          (55)          (30)         (110)
          Other, including change in valuation allowance
            relating to provision ..........................           57           614         1,130
                                                                  -------       -------       -------
          Total income taxes ...............................      $  (432)      $   (46)      $  (150)
                                                                  =======       =======       =======

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                              JULY 31
                                                                      ---------------------
                                                                        1997          1996
                                                                      -------       -------
                                                                       (AMOUNTS IN THOUSANDS)

          Deferred income tax assets:
          Net operating loss carryforwards .....................      $ 4,255       $ 3,939
          Allowance for doubtful accounts ......................           46            49
          Other ................................................          137            68
                                                                      -------       -------
          Total gross deferred income tax assets ...............        4,438         4,056
          Less valuation allowance .............................       (1,484)       (1,546)
                                                                      -------       -------
                                                                        2,954         2,510
          Deferred income tax liabilities:
          Intangible assets, due to difference in book/tax basis         (832)       (1,008)
          Property and equipment, principally due to differences
          in depreciation ......................................       (1,349)       (1,230)
          Other assets, due to differences in book/tax basis ...         (773)         (272)
                                                                      -------       -------
          Total gross deferred tax liabilities .................       (2,954)       (2,510)
                                                                      -------       -------

                                                                      $    --       $    --
                                                                      =======       =======

     At July 31, 1997, the Company had net operating loss carryforwards for tax purposes aggregating approximately $11,200,000 which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2009. Approximately $1,300,000 of these net operating loss carryforwards are subject to certain rules limiting their annual usage. The Company believes these annual limitations will not ultimately affect the Company's ability to use substantially all of its net operating loss carryforwards for income tax purposes.

     A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has pre-tax net earnings for 1997, 1996 and 1995 and has reversed the valuation allowance in each of these years to the extent that net operating losses and other items were used to offset taxable income. The net reduction in the valuation allowance in these years resulted from decreases associated with tax benefits related to utilization of net operating losses offset by increases attributable to certain originating stock option deductions discussed below. The decrease in the valuation allowance in 1997 was offset by an increase in paid-in capital, and the decreases in the valuation allowance in 1996 and 1995 were offset by reductions in the provision for income taxes.

     The exercise of stock options which have been granted under the Company's 1991 NSO stock option plan gives rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. Compensation resulting from increases in the fair

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  INCOME TAXES (CONTINUED)

     market value of the Company's Common Stock subsequent to the date of grant of the applicable exercised stock options is not recognized, in accordance with Accounting Principles Board Opinion No. 25, as an expense for financial accounting purposes and the related tax benefits are taken directly to additional paid-in capital.

     (9) COMMITMENTS

     The Company leases certain telecommunications and office equipment under capital leases and leases office space under operating lease agreements. Capitalized costs of the property and equipment under capital leases was $1,150,000 at July 31, 1997, and accumulated amortization was $678,000. Rent expense under operating lease agreements for the years ended July 31, 1997, 1996 and 1995 was approximately $789,000, $450,000, and $320,000, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (amounts in thousands):

                                                   CAPITAL     OPERATING
                                                   LEASES       LEASES
                                                   ------       ------
                                                  (AMOUNTS IN THOUSANDS)

          Year ending July 31:
            1998 ............................      $  107       $  634
            1999 ............................          54          623
            2000 ............................           1          620
            2001 ............................          --          586
            2002 ............................          --          140
                                                   ------       ------
               Total minimum lease payments .         162       $2,603
                                                                ======
            Less amount representing interest         (11)
                                                   ------
                                                   $  151
                                                   ======

     In April 1996, the Company entered into a lease agreement for approximately 38,000 square feet of office space. The term of the lease is for five years and commenced on November 1, 1996. The Bank has also issued a standby letter of credit on behalf of the Company for $225,000 in favor of the lessor on the new lease (note 5). The Company leases an additional 13,000 square feet of office space for its SpeakEZ operations under a five year lease, and various point of presence locations throughout the United States.

(10) CONTINGENCIES

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

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) CONTINGENCIES (CONTINUED)

     Under the Agreement, the Company has agreed to a limited license of certain of its technology, including U.S. Patent No. 5,319,702 relating to three-way call detection technology, to BellSouth in exchange for an up-front payment of $750,000 and additional payments, based on additional lines which may be deployed by BellSouth in the future, of up to $350,000. The terms of the license permit BellSouth to use, or have made for its use, three-way call detection products utilizing the Company's technology, but not to sublicense or to manufacture or sell products utilizing such technology for use by others. The use license extends to those customers of BellSouth with respect to products supplied by BellSouth. Payments by BellSouth represent telecommunications licensing revenue and have been recognized in the Company's financial statements for the year ended July 31, 1997.

     On October 21, 1996, the Company reached a settlement with Gateway Technologies, Inc. of Carrollton, Texas ("Gateway") regarding the patent infringement litigation between them.

     As previously reported in April 1996, the Company filed a civil action against Gateway Technologies, Inc. ("Gateway") alleging infringement of the Company's U.S. Patent 5,319,702 on three-way call detection technology (the "`702 Patent"), in Tele-Matic Corporation v. Gateway Technologies, Inc., Civil Action No. 95-S-880, pending in the United States District Court for the District of Colorado. Gateway has filed an answer denying the Company's allegations and requesting that the court declare that the `702 Patent is invalid and is not infringed by Gateway. On May 5, 1996, Gateway and Intellicall, Inc. ("Intellicall") filed an action against the Company alleging infringement of U.S. Patents No. 4,935,956, 4,908,852, 4,920,558, 5,920,562, 4,933,966 and 5,093,858 (collectively, the "Gateway
     Patents") in Gateway Technologies, Inc. et. al. v. Tele-Matic Corporation, Civil Action No. 395-CV-0855R, pending in the U.S. District Court for the Northern District of Texas, Dallas Division. On October 21, 1996, the parties resolved the matters involved in both lawsuits.

     Pursuant to the settlement agreement, the parties have filed and the courts have entered stipulated final judgments and orders dismissing the claims in litigation. As part of the settlement, the Company and Gateway have agreed to cross-license certain patents involved in the litigation. Each party will pay royalties to the other for the use of such patents.

     In August 1995, Independent Telecommunications Network, Inc. ("ITN") filed a demand for arbitration with the American Arbitration Association, claiming the Company had breached certain query transport services contracts with ITN by, ITN alleges, terminating those contracts. In August 1997, the Company and ITN entered into a settlement agreement whereby the Company agreed to a new agreement for provisioning of telecommunication services. There was no material effect on the Company as a result of the settlement.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) CONTINGENCIES (CONTINUED)

     Certain other claims and suits have been filed or are pending against the Company. In the opinion of management, all matters are adequately accrued for, and are not anticipated to have a material effect on the financial position, results of operations and cash flows of the Company if disposed of unfavorably.

(11) QUARTERLY RESULTS - (UNAUDITED)

     The following tables present unaudited quarterly operating results for the Company and in the opinion of management contain all adjustments, necessary for a fair presentation of the results of operations for these periods. Management believes that quarter-to-quarter comparisons of the Company's financial results should not be relied upon as an indication of annual or future performance.

                                                YEAR ENDED                 THREE MONTHS ENDED
                                                ----------     --------------------------------------
                                                 JULY 31,       JUL. 31,      APR. 30,       JAN. 31,      OCT. 31,
                                                  1997           1997           1997           1997          1996
                                                --------       --------       --------       --------       --------
                                                         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
     Revenue:
       Telecommunication services ........      $ 33,471       $  8,698       $  8,209       $  8,505       $  8,059
       Telecommunication licensing .......           750             --            750             --             --
       Direct call provisioning ..........         1,395            347            268            351            429
       Voice print .......................           676            267            243            148             18
                                                --------       --------       --------       --------       --------
           Total revenue .................        36,292          9,312          9,470          9,004          8,506

     Expenses:
       Operating costs and expenses ......        15,945          3,777          3,752          4,069          4,347
       Selling, general and administrative         7,488          1,637          1,924          2,063          1,864
       Research and development ..........         2,769            679            692            687            711
       Depreciation and amortization .....         8,135          2,378          2,022          1,909          1,826
                                                --------       --------       --------       --------       --------
           Total expenses ................        34,337          8,471          8,390          8,728          8,748
                                                --------       --------       --------       --------       --------
       Operating income ..................         1,955            841          1,080            276           (242)
       Interest and other expenses, net ..          (932)          (342)          (245)          (190)          (155)
                                                --------       --------       --------       --------       --------
       Earnings before income taxes ......         1,023            499            835             86           (397)
       Income taxes ......................          (432)          (240)          (192)            --             --
                                                --------       --------       --------       --------       --------
           Net earnings ..................      $    591       $    259       $    643       $     86       $   (397)
                                                ========       ========       ========       ========       ========
           Net earnings per common
           share .........................      $   0.07       $   0.03       $   0.07       $   0.01       $  (0.04)
                                                ========       ========       ========       ========       ========

                          INDEPENDENT AUDITORS' REPORT





THE BOARD OF DIRECTORS AND SHAREHOLDERS
T-NETIX, INC.:


Under the date of October 10, 1997, we reported on the consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement
Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.



                                                 /s/ KPMG PEAT MARWICK LLP
                                                     KPMG PEAT MARWICK LLP


Denver, Colorado
October 10, 1997

                         T-NETIX, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1997, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)


                                             Balance at  Charged to                  Balance
                                             Beginning   Costs and   Deductions/     at End
                                             of Period   Expenses    Write-offs     of Period
                                             ---------   --------    ----------     ---------

     Year ended July 31, 1995:
       Allowance for doubtful accounts        $ 169        $ 559        $(591)        $ 137
                                              =====        =====        =====         =====

     Year ended July 31, 1996:
       Allowance for doubtful accounts          137          493         (501)          129
                                              =====        =====        =====         =====

     Year ended July 31, 1997:
       Allowance for doubtful accounts        $ 129        $ 261        $(270)        $ 120
                                              =====        =====        =====         =====

                                EXHIBIT INDEX

 Exhibit
 Number     Description of Exhibit
 -------    ----------------------
 (2.1)      Acquisition Agreement and Plan of Merger between Registrant and
            SpeakEZ, Inc. dated October 11, 1995.****
 (3.1)      Articles of Amendment to the Articles of Incorporation of
            Registrant****
 (3.2)      Amended and Restated Articles of Incorporation of Registrant**
 (3.3)      Amended and Restated Bylaws of Registrant*
 (10.1)     1991 Non-Qualified Stock Option Plan***
 (10.2)     Form of 1991 Non-Qualified Stock Option Agreement***
 (10.3)     1991 Incentive Stock Option Plan***
 (10.4)     Form of 1991 Incentive Stock Option Agreement***
 (10.5)     1993 Incentive Stock Option Plan***
 (10.6)     Form of 1993 Incentive Stock Option Agreement***
 (10.7)     Agreement between American Telephone and Telegraph Company and
            Registrant dated November 1, 1991*
 (10.8)     Loan Agreement between Registrant and INTRUST BANK, N.A., dated as of June 2, 1997. (10.9) Standard Industrial Lease between
            Pacifica Development Properties, II LLC and Registrant dated April
            15, 1996 and Amendment Number One thereto, dated May 20, 1996.****
 (21)       Subsidiaries of Registrant*
 (23.1)     Consent of KPMG Peat Marwick LLP
 (27)       Financial Data Schedule

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

**** Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended 1996.