Form 10-Q
period 1997-10-31
T NETIX INC
filed 1997-12-15
CIK 929757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                    FORM 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       OR

 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  ---------------------------------------------

 FOR THE QUARTER ENDED OCTOBER 31, 1997         COMMISSION FILE NUMBER 0-25016


                                  T-NETIX, INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in Its Charter)


         COLORADO                                     84-1037352
----------------------------              -----------------------------------
(State of Other Jurisdiction              (I.R.S.Employer Identification No.)
    of Incorporation)

       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                           80112
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

      --------------------------------------------------------------------


     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes (X) No ( )


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 10, 1997
-------------------------------                 --------------------------------
Common Stock, $.01 stated value                           8,475,065

                                  T-NETIX, INC.
                                    FORM 10-Q

                                      INDEX

PART     ITEM                                                                                           PAGE
----     ----                                                                                           ----
I.       FINANCIAL INFORMATION

         1. Financial Statements:

                  Consolidated Balance Sheets, October 31, 1997
                           and July 31, 1997 (Unaudited)...............................................   2

                  Consolidated Statements of Operations, Three Months Ended
                           October 31, 1997 and 1996 (Unaudited) ......................................   3

                  Consolidated Statements of Shareholders' Equity, Three Months Ended
                           October 31, 1997 and Year Ended July 31, 1997 (Unaudited) ..................   4

                  Consolidated Statements of Cash Flows, Three  Months Ended
                           October 31, 1997 and 1996 (Unaudited) ......................................   5

                  Notes to Consolidated Financial Statements (Unaudited)...............................   6

         2. Management's Discussion and Analysis of Financial Condition and Results of
                   Operations .........................................................................   7

II.      OTHER INFORMATION - Items 1 through 6 ........................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                     October 31,     July 31,
                                                                        1997           1997
                                                                        ----           ----
                                                                       (amounts in thousands)
ASSETS

Cash and cash equivalents                                             $    197      $    190
Accounts receivable, net of allowance                                   13,395        11,779
Prepaid expenses                                                           470           236
Property and equipment, at cost:
  Telecommunications equipment                                          40,210        39,065
  Construction in progress                                               3,682         3,626
  Office equipment                                                       4,335         3,901
                                                                      --------      --------
    Property and equipment                                              48,227        46,592
  Less accumulated depreciation and amortization                       (19,666)      (17,798)
                                                                      --------      --------
    Property and equipment, net                                         28,561        28,794
Patent license rights                                                    2,460         2,586
Other assets, net                                                        3,461         3,325
                                                                      --------      --------
                                                                      $ 48,544      $ 46,910
                                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                    $  3,389      $  2,992
  Accrued liabilities                                                    3,816         3,688
  Debt                                                                  13,459        13,378
                                                                      --------      --------
          Total liabilities                                             20,664        20,058
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                          --            --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,475,065 and 8,314,583              85            83
    shares, respectively
  Additional paid-in capital                                            27,697        26,908
  Retained earnings (deficit)                                               98          (139)
                                                                      --------      --------
        Total shareholders' equity                                      27,880        26,852
Commitments and contingencies
                                                                      --------      --------
                                                                      $ 48,544      $ 46,910
                                                                      ========      ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended
                                            -----------------------------
                                              October 31,    October 31,
                                                 1997          1996
                                            -------------   -------------
                                            (amounts in thousands, except
                                                  per share amounts)
Revenue:
  Telecommunication services                    $ 8,803      $ 8,059
  Telecommunication licensing                        46         --
  Direct call provisioning                          506          429
  Voice print                                       380           18
                                                -------      -------
      Total revenue                               9,735        8,506

Expenses:
  Operating costs and expenses
    Telecommunications services                   3,963        3,910
    Direct call provisioning                        482          437
    Voice print                                      92         --
                                                -------      -------
        Total operating costs and expenses        4,537        4,347
  Selling, general, and administrative            1,863        1,864
  Research and development                          582          711
  Depreciation and amortization                   2,089        1,826
                                                -------      -------
        Total expenses                            9,071        8,748

        Operating income (loss)                     664         (242)

Interest expense                                   (270)        (155)
                                                -------      -------

        Earnings (loss) before income taxes         394         (397)

Income taxes                                        157         --
                                                -------      -------

        Net earnings (loss)                     $   237      $  (397)
                                                =======      =======

Net earnings (loss) per common share            $  0.03      $ (0.04)
                                                =======      =======

Weighted average common shares
  outstanding                                     9,089        8,825
                                                =======      =======


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                                                                        Total
                                          Common stock             Additional        Retained           share-
                                      ----------------------        paid-in          earnings           holders'
                                      Shares         Amounts        capital          (deficit)          equity
                                      ------         -------        --------         ---------          -------
                                                             (amounts in thousands)
Balances at August 1, 1996             8,151           $81           $26,208           $(730)           $25,559

Common stock issued upon
  exercise of stock options              155             2               204              --                206
Common stock issued in
  business acquisition                     8            --                94              --                 94
Stock option tax benefit                  --            --               402              --                402
Net earnings                              --            --                --             591                591
                                       -----           ---           -------           -----            -------

Balances at July 31, 1997              8,314            83            26,908            (139)            26,852

Common stock issued upon
  exercise of stock options              161             2               632              --                634
Stock option tax benefit                  --            --               157              --                157
Net earnings                              --            --                --             237                237
                                       -----           ---           -------           -----            -------

Balances at October 31, 1997           8,475           $85           $27,697           $  98            $27,880
                                       =====           ===           =======           =====            =======


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Three months ended October 31, 1997 and 1996
                                   (Unaudited)

                                                                  1997          1996
                                                                --------      --------
                                                                (amounts in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                            $   237      $  (397)
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                  2,089        1,826
    Provision for losses on accounts receivable                      152           71
    Deferred tax expense                                             157           --
    Changes in operating assets and liabilities, net of
      acquisition of business:
        Change in accounts receivable                             (1,768)        (777)
        Change in prepaid expenses                                  (234)          98
        Change in other assets                                       (39)        (126)
        Change in accounts payable                                   397         (119)
        Change in accrued liabilities                                128         (465)
                                                                 -------      -------

        Cash provided by operating activities                      1,119          111
                                                                 -------      -------

Cash flows from investing activities:
  Capital expenditures                                            (1,635)      (2,672)
  Other investing activities                                        (192)        (653)
                                                                 -------      -------

        Cash used in investing activities                         (1,827)      (3,325)
                                                                 -------      -------

 Cash flows from financing activities:
  Proceeds from borrowings                                           295        3,275
  Payments of debt                                                  (214)        (124)
  Common stock issued for cash under option plans                    634           40
                                                                 -------      -------

        Cash provided by financing activities                        715        3,191
                                                                 -------      -------
Net decrease in cash and cash equivalents                              7          (23)

Cash and cash equivalents at beginning of period                     190          145
                                                                 -------      -------

Cash and cash equivalents at end of period                       $   197      $   122
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

Reclassification

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1997 presentation.

Research and development

Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the economic useful life of the software product, which is generally estimated to be three years. The Company capitalized $192,000 in software development costs for the three months ended October 31, 1997. Unamortized capitalized software cost was $616,000 at October 31, 1997.

Earnings (loss) per common share

Earnings (loss) per common share for the three months ended October 31, 1997 and 1996, are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. For purposes of the calculation of earnings per common share, common stock equivalents consist of stock options to acquire common stock (using the treasury stock method).

Income taxes

A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has pre-tax earnings for the three months ended October 31, 1997 and has reversed the valuation allowance to the extent that the net operating losses and other items were used to offset taxable income. The net reduction in the valuation allowance resulted from decreases associated with tax benefits related to utilization of net operating losses offset by increases attributable to certain originating stock option deductions. The decrease in the valuation allowance for the three months ended October 31, 1997 was offset by an increase in paid-in capital.

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

OVERVIEW

INMATE CALLING SERVICES

The Company derives revenue under contracts with its customers, including AT&T, MCI, Bell Atlantic, GTE, SBC Communications, Inc., BellSouth, U S WEST, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.

                                                Three Months Ended
                                      -----------------------------------------
                                         October 31,           October 31,
                                             1997                  1996
                                      -------------------   -------------------
Call volumes processed                    23,500,000            21,731,000

Average daily transactions                   255,000               236,000

The Company's call volume and revenue growth have resulted primarily from the net addition of call processing systems for both existing and new customers. The Company believes it has also benefited, to a lesser extent, from the overall growth in the inmate calling market. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new systems for existing customers. The Company expects the rate of growth in calls processed will decrease relative to the historical rates.

SPEAKEZ SUBSIDIARY

         The Company's acquisition of SpeakEZ in October 1995 has led to an increased focus on new technology, specifically speaker verification and identification technologies. The Company believes that its on going product development activities for the SpeakEZ Voice Print(sm) technology will provide current and future opportunities for revenue. SpeakEZ Voice Print(sm) products are available and ready for sale in the telecommunications, financial services, computer network and computer telephony integration ("CTI") markets. However, there can be no assurance that these products will achieve market acceptance and become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 and 1996

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended October 31, 1997 and 1996.

                                                                                     THREE MONTHS ENDED OCTOBER 31,
                                                                                          1997           1996
                                                                                          ----           ----
Revenue:
   Telecommunications services..................................................           90%            95%
   Telecommunications licensing.................................................            1              -
   Direct call provisioning.....................................................            5              5
   Voice print    ..............................................................            4              -
                                                                                          ---            ---
       Total revenue............................................................          100            100

Expenses:
   Operating costs and expenses.................................................           47             51
   Selling, general and administrative..........................................           19             22
   Research and development.....................................................            6              8
   Depreciation and amortization................................................           21             22
                                                                                          ---            ---
     Operating income (loss) ...................................................            7             (3)
   Interest expense.............................................................           (3)            (2)
                                                                                          ---            ---
     Earnings (loss) before income taxes........................................            4             (5)
   Income taxes   ..............................................................           (2)             -
                                                                                          ---            ---
     Net earnings (loss) .......................................................            2%            (5)%
                                                                                          ===            ===

Total Revenue. Total revenue increased 14% to $9,735,000 for the three months ended October 31, 1997 from $8,506,000 for the corresponding prior period. This increase resulted from a 9% increase in telecommunications services revenue to $8,803,000 for the three months ended October 31, 1997, from $8,059,000 in the corresponding prior period, due to an 8% increase in call volume resulting primarily from a net increase in the number of installed systems. Due to the Company's significant market share, the Company expects that the rate of growth in calls processed will decrease relative to the historical rate. The Company recognized $46,000 in telecommunication licensing revenue associated with the Strike Three(tm) product for the three months ended October 31, 1997. No such revenue was recognized in the three months ended October 31, 1996. Direct call provisioning revenue remained consistent as a percentage of total revenue. There was a dollar increase in direct call provisioning revenue of $77,000 in the three months ended October 31, 1997 compared to the three months ended October 31, 1996 due primarily to the addition of sites in which the Company is provisioning the long distance service. The Company anticipates it will continue to convert some of its direct call provisioning accounts to telecommunications services customers for which it receives transaction fee revenue versus direct call provisioning revenue and it will actively attempt to provision long distance calling services on potential site contracts. The Company recognized SpeakEZ Voice Print(sm) revenue in the amount of $380,000 for the provisioning of services and for the sale of software licenses and hardware systems. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, risk of technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $4,537,000 for the three months ended October 31, 1997, from $4,347,000 for the corresponding prior period, but decreased as a percentage of total revenue to 47% for the three months ended October 31, 1997 from 51% for the corresponding prior period. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the three months ended October 31, 1997 include the cost of hardware systems sold, installation costs, and royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended October 31, 1997 and 1996.

                                 THREE MONTHS ENDED OCTOBER 31,
                                        1997     1996
                                        ----     ----
Operating costs and expenses:
  Telecommunications services ......     45%      49%
  Direct call provisioning .........     95      102
  Voice print ......................     24       --

Operating costs and expenses associated with providing telecommunications services decreased as a percentage of corresponding revenue to 45% for the three months ended October 31, 1997, from 49% in the corresponding prior period. The decrease is primarily due to revenue increases without significant additional costs and to cost containment measures implemented by the Company in the delivery of its services. Direct call provisioning costs decreased as a percentage of corresponding revenue to 95% for the three months ended October 31, 1997, from 102% in the corresponding prior period. This percentage decrease is primarily attributable to the conversion of sites that had an overall higher cost structure due to a higher commission expense than the remaining direct sites and the addition of new sites where the Company provisions the long distance services producing generally higher margins on these sites. Voice print operating costs for the three months ended October 31, 1997 include the cost of hardware systems sold, installation costs, services performed, allowance for doubtful accounts and royalty charges.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,863,000 for the three months ended October 31, 1997, from $1,864,000 in the corresponding prior period, and decreased as a percentage of total revenue to 19% from 22% in the corresponding prior period. Increases in the costs associated with the marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products of $298,000 and $212,000 for other personnel and infrastructure support at the corporate level were offset primarily by reductions in estimated property taxes and legal fees aggregating approximately $512,000. The selling, general and administrative expenses associated with the SpeakEZ Voice Print(sm) technology was $488,000 for the three months ended October 31, 1997. The Company expects the level of selling, general, and administrative expenses to remain at the current levels over this fiscal year. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as the anticipated selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses decreased to $582,000 for the three months ended October 31, 1997, from $711,000 in the corresponding prior period. The research and development for the Inmate Calling Services division decreased to $197,000 for the three months ended October 31, 1997, from $349,000 in the corresponding prior period. The primary reason for the decrease is due to the capitalization of software development costs for the new Computer Telephony Interface platform of approximately $100,000. No such costs were capitalized in the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $385,000 for the three months ended October 31, 1997 as compared to $362,000 for the corresponding prior period. For the three months ended October 31, 1997, the Company capitalized $92,000 of computer software development costs associated with the SpeakEZ Voice Print(sm) technology compared to $155,000 for the corresponding prior period. In addition, under a government contract the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $190,000 for the three months ended October 31, 1997 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were $40,000 for the corresponding prior period. The Company expects the dollar amount of research and development expense to remain at current levels over this fiscal year. There can be no assurance, however, that due to potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as the anticipated research and development expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,089,000 for the three months ended October 31, 1997, from $1,826,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company. In addition, infrastructure additions in research and development and selling, general and administrative functions also added to the increase in depreciation for office and testing equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $204,000 for the three months ended October 31, 1997 as compared to $121,000 for the corresponding prior period. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) systems increase. The increases, however, may be offset as certain capitalized costs from previous periods become fully depreciated.

Interest Expense. Interest expense increased to $270,000 for the three months ended October 31, 1997, from $155,000 in the corresponding prior period. The increase was primarily attributable to a increase in the average balance of indebtedness. The increase in indebtedness was necessary to support capital expenditures for inmate call processing systems and operating and other cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash provided by financing activities during the three months ended October 31, 1997. The net cash provided by financing activities in the three months ended October 31, 1997 was $715,000 compared to $3,191,000 for the corresponding prior period. Cash provided by operations was $1,119,000 for the three months ended October 31, 1997 as compared to $111,000 for the corresponding prior period. The change in cash provided by operations was primarily attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable and deferred tax expense. Comparably, these net amounts totaled $2,535,000 for the three months ended October 31, 1997 and $1,500,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the three months ended October 31, 1997 was made up primarily of increases in accounts receivable of $1,768,000 and increases in accounts payable of $397,000 and accrued liabilities of $128,000. The total change for the three months ended October 31, 1996 was made up primarily of increases in accounts receivable of $777,000 offset by decreases in accounts payable of $119,000 and accrued liabilities of $465,000.

Cash used in investing activities was $1,827,000. This included capital expenditures of $1,635,000 for the three months ended October 31, 1997 as compared to $2,672,000 in the corresponding prior period. The capital expenditures for the three months ended October 31, 1997 were mainly for telecommunications equipment and office equipment. Additional investing activities of $192,000 for the three months ended October 31, 1997 and $653,000 for the corresponding prior period included expenditures for patent defense costs and capitalized software development costs. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27       Financial Data Schedule

         B. No reports on Form 8-K were filed during the three month period ended October 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             T-NETIX, Inc.
                                             -------------
                                             (Registrant)




Date    December 15, 1997              By: /s/ Alvyn A. Schopp
        -----------------                 --------------------------
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

  27                  Financial Data Schedule