Form 10-Q
period 1998-01-31
T NETIX INC
filed 1998-03-16
CIK 929757

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

FOR THE QUARTER ENDED JANUARY 31, 1998           COMMISSION FILE NUMBER 0-25016



                                  T-NETIX, INC.
                                  -------------
             (Exact Name of registrant as Specified in Its Charter)

                  COLORADO                                  84-1037352
---------------------------------------------          -------------------
(State of Other Jurisdiction of Incorporation)          (I.R.S.Employer
                                                       Identification No.)

       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                 80112
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

      --------------------------------------------------------------------

     Indicate by check A whether the registrant (1) has filed all reports required to filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ( X ) No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                              Outstanding at March 12, 1998
-------------------------------               -----------------------------
Common Stock, $.01 stated value                         8,493,232

                                  T-NETIX, INC.
                                    FORM 10-Q

                                      INDEX

PART     ITEM                                                                                      PAGE
----     ----                                                                                      ----
I.       FINANCIAL INFORMATION

         1. Financial Statements:

                           Consolidated Balance Sheets, January 31, 1998
                                    and July 31, 1997 (Unaudited) ............................      2

                           Consolidated Statements of Operations, Three Months Ended
                           January 31, 1998 and 1997, and Six Months Ended
                                    January 31, 1998 and 1997 (Unaudited) ....................      3

                           Consolidated Statements of Shareholders' Equity, Six Months Ended
                           January 31, 1998 and Year Ended July 31, 1997 (Unaudited) .........      4

                           Consolidated Statements of Cash Flows, Six  Months Ended
                           January 31, 1998 and 1997 (Unaudited) .............................      5

                           Notes to Consolidated Financial Statements (Unaudited) ............      6

         2. Management's Discussion and Analysis of Financial Condition and Results of
                            Operations .......................................................      8

II.      OTHER INFORMATION - Items 1 through 6................................................      16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      January 31,             July 31,
                                                                         1998                   1997
                                                                         ----                   ----
                                                                         (amounts in thousands)
ASSETS

Cash and cash equivalents                                          $           115      $           190
Accounts receivable, net of allowance                                       11,592               11,779
Prepaid expenses                                                               631                  236
Property and equipment, at cost:
  Telecommunications equipment                                              39,745               39,065
  Construction in progress                                                   4,814                3,626
  Office equipment                                                           4,601                3,901
                                                                   ---------------      ---------------
    Property and equipment                                                  49,160               46,592
  Less accumulated depreciation and amortization                           (21,507)             (17,798)
                                                                   ---------------      ---------------
    Property and equipment, net                                             27,653               28,794
Patent license rights                                                        2,336                2,586
Software development costs, net                                                878                  449
Other assets, net                                                            3,451                2,876
                                                                   ---------------      ---------------
                                                                   $        46,656      $        46,910
                                                                   ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                 $         3,211      $         2,992
  Accrued liabilities                                                        2,152                3,688
  Debt                                                                      12,940               13,378
                                                                   ---------------      ---------------
          Total liabilities                                                 18,303               20,058
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                                --                   --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,477,482 and 8,314,583                  85                   83
  shares, respectively
  Additional paid-in capital                                                27,892               26,908
  Retained earnings (deficit)                                                  376                 (139)
                                                                   ---------------      ---------------
        Total shareholders' equity                                          28,353               26,852
Commitments and contingencies
                                                                   ---------------      ---------------
                                                                   $        46,656      $        46,910
                                                                   ===============      ===============


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended            Six Months Ended
                                             -------------------------    -------------------------
                                             January 31,   January 31,    January 31,   January 31,
                                                1998          1997           1998          1997
                                             ---------      ----------    ----------     ----------
                                               (amounts in thousands, except per share amounts)

Revenue:

  Telecommunications services                 $  8,979      $  8,505      $ 17,782      $ 16,564
  Telecommunications licensing                      10            --            56            --
  Direct call provisioning                         563           351         1,069           780
  Voice print                                       81           148           461           166
                                              --------      --------      --------      --------
     Total revenue                               9,633         9,004        19,368        17,510

Expenses:
  Operating costs and expenses:
    Telecommunications services                  4,019         3,743         7,982         7,653
    Direct call provisioning                       527           312         1,009           749
    Voice print                                     36            14           128            14
                                              --------      --------      --------      --------
       Total operating costs and expenses        4,582         4,069         9,119         8,416
  Selling, general, and administrative           1,732         2,063         3,595         3,927
  Research and development                         530           687         1,112         1,398
  Depreciation and amortization                  2,063         1,909         4,152         3,735
                                              --------      --------      --------      --------
       Total expenses                            8,907         8,728        17,978        17,476

       Operating income                            726           276         1,390            34

Interest expense                                  (263)         (190)         (533)         (345)
                                              --------      --------      --------      --------

      Earnings (loss) before income taxes          463            86           857          (311)

Income taxes                                      (185)           --          (342)           --
                                              --------      --------      --------      --------

       Net earnings (loss)                    $    278      $     86      $    515      $   (311)
                                              ========      ========      ========      ========


Basic and diluted earnings (loss) per
  common share                                $   0.03      $   0.01      $   0.06      $  (0.04)
                                              ========      ========      ========      ========

Weighted average common shares
  outstanding - basic                            8,476         8,178         8,462         8,182
                                              ========      ========      ========      ========
Weighted average common shares
  outstanding- diluted                           9,192         9,212         9,136         8,182
                                              ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                                  Add-                          Total
                                         Common stock           itional         Retained        share-
                                   -----------------------      paid-in         earnings       holders'
                                     Shares      Amounts        capital        (deficit)        equity
                                   ----------   ----------    ----------       ----------     ----------
                                                           (amounts in thousands)

Balances at August 1, 1996            8,151     $       81     $   26,208     $     (730)     $   25,559

Common stock issued upon
   exercise of stock options            155              2            204             --             206
Common stock issued in
  business acquisition                    8             --             94             --              94
Stock option tax benefit                 --             --            402             --             402
Net earnings                             --             --             --            591             591
                                 ----------     ----------     ----------     ----------      ----------

Balances at July 31, 1997             8,314             83         26,908           (139)         26,852

Common stock issued upon
   exercise of stock options            163              2            642             --             644
Stock option tax benefit                 --             --            342             --             342
Net earnings                             --             --             --            515             515
                                 ----------     ----------     ----------     ----------      ----------

Balances at January 31, 1998          8,477     $       85     $   27,892     $      376      $   28,353
                                 ==========     ==========     ==========     ==========      ==========



See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Six months ended January 31, 1998 and 1997
                                   (Unaudited)

                                                                                        1998             1997
                                                                                     -----------     -----------
                                                                                         (amounts in thousands)

Cash flows from operating activities:
  Net earnings (loss)                                                                $      515      $     (311)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                         4,152           3,735
    Provision for losses on accounts receivable                                             263             177
    Deferred tax expense                                                                    342              --
    Changes in operating assets and liabilities, net of acquisition of business:
        Change in accounts receivable                                                       (76)         (1,165)
        Change in prepaid expenses                                                         (395)           (143)
        Change in other assets                                                             (158)           (194)
        Change in accounts payable                                                          219          (1,704)
        Change in accrued liabilities                                                    (1,536)            132
                                                                                     ----------      ----------

        Cash provided by operating activities                                             3,326             527
                                                                                     ----------      ----------

Cash flows from investing activities:
  Capital expenditures                                                                   (2,568)         (4,386)
  Other investing activities                                                             (1,039)           (981)
                                                                                     ----------      ----------

        Cash used in investing activities                                                (3,607)         (5,367)
                                                                                     ----------      ----------

Cash flows from financing activities:
  Net proceeds (payments) under line of credit                                           (1,835)          3,215
  Payments of debt                                                                          (45)           (207)
  Common stock issued for cash under option plans                                           644             147
  Bank overdraft                                                                          1,442           1,745
                                                                                     ----------      ----------

        Cash provided by financing activities                                               206           4,900
                                                                                     ----------      ----------

Net increase (decrease) in cash and cash equivalents                                        (75)             60

Cash and cash equivalents at beginning of period                                            190             145
                                                                                     ----------      ----------

Cash and cash equivalents at end of period                                           $      115      $      205
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

Reclassification

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

Research and development

Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the economic useful life of the software product, which is generally estimated to be three years. The Company capitalized $429,000 in software development costs for the six months ended January 31, 1998. Unamortized capitalized software cost was $878,000 at January 31, 1998.

Earnings (loss) per common share

Earnings (loss) per common share for the three and six months ended January 31, 1998 and 1997, is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share
(EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. For the three months ended January 31, 1998 and 1997, diluted common and common equivalent shares outstanding includes 716,000 and 1,035,000 respectively, common share equivalents, consisting of stock options, determined under the treasury stock method. For the six months ended January 31, 1998 diluted common and common equivalent shares outstanding includes 673,000 common share equivalents, consisting of stock options, determined under the treasury stock method. Common equivalents for the six month period ended January 31, 1997 were not included in the diluted EPS calculation as they would be anti-dilutive.

Income taxes

A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has pre-tax earnings for the six months ended January 31, 1998 and has reversed the valuation allowance to the extent that the net

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Income taxes (continued)

operating losses and other items were used to offset taxable income. The net reduction in the valuation allowance resulted from decreases associated with tax benefits related to utilization of net operating losses offset by increases attributable to certain originating stock option deductions. The decrease in the valuation allowance for the six months ended January 31, 1998 was offset by an increase in paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties not limited to, the demand for the Company's products and services and market acceptance risks which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the effect of economic conditions, the effect of regulation including recent FCC orders and regulations, and the Telecommunications Act of 1997, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with the other risks detailed herein.

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

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                               -----------------------------------      -----------------------------------
                                                JANUARY 31,          JANUARY 31,           JANUARY 31,        JANUARY 31,
                                                  1998                   1997                 1998               1997
                                               --------------      ---------------      -----------------  ----------------

Call volumes processed                         23,636,000             23,059,000            47,136,000         44,790,000

Average daily transactions                        257,000                250,000               256,000            243,000

The Company's call volume and revenue growth have resulted primarily from the net addition of call processing systems for both existing and new customers. The Company believes it has also benefited, to a lesser extent, from the overall growth in the inmate calling market. These factors have been offset somewhat by the reductions in call volumes as a result of non-renewal of existing site specific customer contracts in competitive bidding arrangements, prisoner relocation programs, and increased use of call volume control measures by correctional institutions. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new systems for existing customers.

SPEAKEZ SUBSIDIARY

     The Company's acquisition of SpeakEZ in October 1995 has led to an increased focus on new technology, specifically speaker verification and identification technologies. The Company believes that its on going product development activities for the SpeakEZ Voice Print(sm) technology will provide current and future opportunities for revenue. SpeakEZ Voice Print(sm) products are available and ready for sale in the telecommunications, financial services, computer network and computer telephony integration (OCTIO) markets. However, there can be no assurance that these products will achieve market acceptance and become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Voice print revenue for the Company has been minimal to date.

     The SpeakEZ Voice Print(sm) products are also often times subject to a long sales cycle. This is especially true in the Company's target markets, where customers generally commit significant resources to an evaluation of new software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. Further, in most cases the Company's SpeakEZ Voice Print(sm) software applications must be integrated and made compatible with the customers' embedded information systems. Typically, the system integration effort requires the cooperation of other technology vendors which also contribute to the extension of the sales cycle. The Company will likely experience delays following initial contact with prospective customers and expend substantial funds and management effort in connections with these sales. There can be no assurance that the Company will be able to successfully execute such sales. The Company uses other technology suppliers in addition to its own direct sales force to distribute its technology and therefore at time lacks control over such partners. For these reasons, revenue from the Company's SpeakEZ Voice Print(sm) products and services will be difficult to predict. While the Company attempts to pursue multiple market revenue opportunities at any given time, there can be no assurance that the Company will not experience fluctuations in revenue from its SpeakEZ Voice Print(sm) products and services. The Company has and will continue to invest significant time and effort and resources in bringing these products to market and anticipates the continued offering of new SpeakEZ Voice Print(sm) products and services.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 and 1997

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended January 31, 1998 and 1997.

                                             THREE MONTHS ENDED JANUARY 31,
                                             ------------------------------
                                                   1998       1997
                                                   ----       ----
Revenue:
   Telecommunications services ..............       93%        94%
   Telecommunications licensing .............       --         --
   Direct call provisioning .................        6          4
   Voice print ..............................        1          2
                                                  ----       ----
       Total revenue ........................      100        100

Expenses:
   Operating costs and expenses .............       48         45
   Selling, general and administrative ......       18         23
   Research and development .................        5          8
   Depreciation and amortization ............       21         21
                                                  ----       ----
     Operating income .......................        8          3
   Interest expense .........................       (3)        (2)
                                                  ----       ----
     Earnings before income taxes ...........        5          1
   Income taxes .............................       (2)        --
                                                  ----       ----
     Net earnings ...........................        3%         1%
                                                  ====       ====

Total Revenue. Total revenue increased 7% to $ 9,633,000 for the three months ended January 31, 1998 from $9,004,000 for the corresponding prior period. This increase resulted from increases in telecommunications services revenue and direct revenue, offset by a reduction in voice print revenue. The 6% increase in telecommunications services revenue to $8,979,000 for the three months ended January 31, 1998, from $8,505,000 in the corresponding prior period was due to a 3% increase in call volume resulting primarily from a net increase in the number of installed systems and due to an increase in revenue associated with call verification procedures for new and existing customers. The Company recognized $10,000 in telecommunications licensing revenue associated with the Strike Three(tm) product for the three months ended January 31, 1998. No such revenue was recognized in the three months ended January 31, 1997. Direct call provisioning revenue increased as a percentage of total revenue. There was a dollar increase in direct call provisioning revenue of $212,000 in the three months ended January 31, 1998 compared to the three months ended January 31, 1997. These increases were due primarily to the addition of sites in which the Company is provisioning the long distance service. The Company anticipates it will actively attempt to provision long distance calling services on potential site contracts. Voice print revenue decreased to $81,000 for the three months ended January 31, 1997 from $148,000 for the corresponding prior period. The SpeakEZ Voice Print(sm) revenue for the three months ended January 31, 1998 was for the provisioning of services and for the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, risk of technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $4,582,000 for the three months ended January 31, 1998, from $4,069,000 for the corresponding prior period, and increased as a percentage of total revenue to 48% for the three months ended January 31, 1998 from 45% in the corresponding prior period due to a larger portion of operating costs and expenses including direct call provisioning expenses, which have a lower gross margin. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the three months ended January 31, 1998 include the cost of services performed, amortization of software development costs and royalty charges.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended January 31, 1998 and 1997.

                                                                                     THREE MONTHS ENDED JANUARY 31,
                                                                                     ------------------------------
                                                                                          1998            1997
                                                                                          ----            ----
Operating costs and expenses:
  Telecommunications services.......................................................       45%             44%
  Direct call provisioning..........................................................       94              89
  Voice print.......................................................................       44               9

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 45% for the three months ended January 31, 1998 from 44% for the corresponding prior period. The increase is primarily due to increases in personnel related expenses and communication costs associated with the addition of new sites including call verification expenses. Direct call provisioning costs increased as a percentage of corresponding revenue to 94% for the three months ended January 31, 1998, from 89% in the corresponding prior period. This percentage increase is primarily attributable to higher commission rates associated with newly served sites.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,732,000 for the three months ended January 31, 1998, from $2,063,000 in the corresponding prior period, and decreased as a percentage of total revenue to 18% from 23%. The dollar decrease was $331,000. Increases in the costs associated with the marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products of $289,000 were offset primarily by reductions in estimated property taxes and for legal and other professional services fees aggregating approximately $453,000. The selling, general and administrative expenses associated with the SpeakEZ Voice Print(sm) technology was $501,000 for the three months ended January 31, 1998 as compared to $212,000 for the corresponding prior period. The Company expects the level of selling, general, and administrative expenses to remain at the current levels over this fiscal year.

Research and Development Expenses. Research and development expenses decreased to $530,000 for the three months ended January 31, 1998, from $687,000 in the corresponding prior period. The research and development for the Inmate Calling Services division decreased to $154,000 for the three months ended January 31, 1998, from $321,000 in the corresponding prior period. The primary reasons for the decrease are the overall reduction in personnel costs and due to the capitalization of software development costs for the new collect and prepaid calling platform for the inmate and various other industries of approximately $150,000. No such costs were capitalized in the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $376,000 for the three months ended January 31, 1998 as compared to $366,000 for the corresponding prior period. For the three months ended January 31, 1998, the Company capitalized $86,000 of computer software development costs associated with the SpeakEZ Voice Print(sm) technology compared to $110,000 for the corresponding prior period. In addition, under a government contract the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $121,000 for the three months ended January 31, 1998 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were $81,000 for the corresponding prior period. The Company expects the dollar amount of research and development expense to remain at current levels or increase over the remainder of the fiscal year depending on the amount of software development costs eligible for capitalization.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,063,000 for the three months ended January 31, 1998, from $1,909,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $204,000 for the three months ended January 31, 1998 as compared to $212,000 for the corresponding prior period. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) systems increase and as it purchases additional telecommunications and office and testing equipment. The increases, however, may be offset as certain capitalized costs from previous periods become fully depreciated.

Interest Expense. Interest expense increased to $263,000 for the three months ended January 31, 1998, from $190,000 in the corresponding prior period. The increase was primarily attributable to a increase in the average balance of indebtedness. The increase in indebtedness was necessary to support capital expenditures for inmate call processing systems and operating and other cash expenses.

Six Months Ended January 31, 1998 and 1997

     The following table sets forth certain statement of operations data as a percentage of total revenue for the six months ended January 31, 1998 and 1997.

                                                  SIX MONTHS ENDED JANUARY 31,
                                                  ----------------------------
                                                       1998       1997
                                                       ----       ----
Revenue:
   Telecommunications services ...................       92%        95%
   Telecommunications licensing ..................       --         --
   Direct call provisioning ......................        6          4
   Voice print ...................................        2          1
                                                       ----       ----
       Total revenue .............................      100        100

Expenses:
   Operating costs and expenses ..................       47         48
   Selling, general and administrative ...........       19         23
   Research and development ......................        6          8
   Depreciation and amortization .................       21         21
                                                       ----       ----
     Operating income ............................        7         --
   Interest expense ..............................       (3)        (2)
                                                       ----       ----
     Earnings (loss) before income taxes .........        4         (2)
   Income taxes ..................................       (2)        --
                                                       ----       ----
     Net earnings (loss) .........................        2%        (2)%
                                                       ====       ====

Total Revenue. Total revenue increased 11% to $19,368,000 for the six months ended January 31, 1998 from $17,510,000 for the corresponding prior period. The 7% increase in telecommunications services revenue to $17,782,000 for the six months ended January 31, 1998, from $16,564,000 in the corresponding prior period was due to a 5% increase in call volume resulting primarily from a net increase in the number of installed systems and due to an increase in revenue associated with call verification procedures for new and existing customers. The Company recognized $56,000 in telecommunications licensing revenue associated with the Strike Three(tm) product for the six months ended January 31, 1998. No such revenue was recognized in the six months ended January 31, 1997. Direct call provisioning revenue increased as a percentage of total revenue. There was a dollar increase in direct call provisioning revenue of $289,000 in the six months ended January 31, 1998 compared to the six months ended January 31, 1997 was due primarily to the addition of sites in which the Company is provisioning the long distance service. The Company anticipates it will continue to actively attempt to provision long distance calling services on potential site contracts. Voice print revenue increased to $461,000 for the six months ended January 31, 1998 from $166,000 for the corresponding prior period. The SpeakEZ Voice Print(sm) revenue was for the provisioning of services and for the sale of software licenses and hardware systems, and software development kits. The increase is due primarily to the increase in software licenses and hardware systems sold. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, risk of technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $9,119,000 for the six months ended January 31, 1998, from $8,416,000 for the corresponding prior period, and decreased as a percentage of total revenue to 47% for the six months ended January 31, 1998 from 48% in the corresponding prior period due to revenue increases without significant additional costs. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the six months ended January 31, 1998 include the cost of services performed and royalty charges.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the six months ended January 31, 1998 and 1997.

                                                                                       SIX MONTHS ENDED JANUARY 31,
                                                                                       ----------------------------
                                                                                          1998             1997
                                                                                          ----             ----
Operating costs and expenses:
  Telecommunications services.......................................................       45%             46%
  Direct call provisioning..........................................................       94              96
  Voice print.......................................................................       28               9

Operating costs and expenses associated with providing telecommunications services decreased as a percentage of corresponding revenue to 45% for the six months ended January 31, 1998 from 46% for the corresponding prior period. The decrease is primarily due to revenue increases at a greater rate than the rate of costs associated with additional personnel and telecommunications costs for new sites. Direct call provisioning costs decreased as a percentage of corresponding revenue to 94% for the six months ended January 31, 1998, from 96% in the corresponding prior period. This percentage decrease is primarily attributable to reduction in telecommunications costs offset by increases in commission expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3,595,000 for the six months ended January 31, 1998, from $3,927,000 in the corresponding prior period, and decreased as a percentage of total revenue to 19% from 23%. The dollar decrease was $332,000. Increases in the costs associated with the marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products of $588,000 and increases in salaries and office expenses of $200,000 were offset primarily by reductions in estimated property taxes, travel expenses and legal and other professional fees aggregating approximately $960,000. The selling, general and administrative expenses associated with the SpeakEZ Voice Print(sm) technology was $990,000 for the six months ended January 31, 1998 as compared to $402,000 for the corresponding prior period.

Research and Development Expenses. Research and development expenses decreased to $1,112,000 for the six months ended January 31, 1998, from $1,398,000 in the corresponding prior period. The research and development for the Inmate Calling Services division decreased to $351,000 for the six months ended January 31, 1998, from $670,000 in the corresponding prior period. The primary reasons for the decrease are the overall reduction in personnel costs and due to the capitalization of software development costs for the new collect and prepaid calling platform for the inmate and various other industries of approximately $250,000. No such costs were capitalized in the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $761,000 for the six months ended January 31, 1998 as compared to $728,000 for the corresponding prior period. For the six months ended January 31, 1998, the Company capitalized $179,000 of computer software development costs associated with the SpeakEZ Voice Print(sm) technology compared to $265,000 for the corresponding prior period. In addition, under a government contract the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $311,000 for the six months ended January 31, 1998 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were $121,000 for the corresponding prior period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $4,152,000 for the six months ended January 31, 1998, from $3,735,000 in the corresponding prior period. The increase is due to an increased fixed asset base resulting from increased inmate call processing systems installed by the Company. In addition, infrastructure additions in research and development and selling, general and administrative functions also add to an increase in depreciation for office equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $407,000 for the six months ended January 31, 1998 as compared to $333,000 for the corresponding prior period.

Interest Expense. Interest expense increased to $533,000 for the six months ended January 31, 1998, from $345,000 in the corresponding prior period. The increase was primarily attributable to a increase in the average balance of indebtedness. The increase in indebtedness was necessary to support capital expenditures for inmate call processing systems and operating and other cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash provided by financing activities during the six months ended January 31, 1998. The net cash provided by financing activities in the six months ended January 31, 1998 was $206,000 compared to $4,900,000 for the corresponding prior period. Cash provided by operations was $3,326,000 for the six months ended January 31, 1998 as compared to $527,000 for the corresponding prior period. The change in cash provided by operations was primarily attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable and deferred tax expense. Comparably, these net amounts totaled $5,272,000 for the six months ended January 31, 1998 and $3,601,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the six months ended January 31, 1998 was made up primarily of increases in accounts receivable and prepaid expenses of $471,000 and reductions in accrued liabilities of $1,536,000. The total change for the six months ended January 31, 1997 was made up primarily of increases in accounts receivable of $1,165,000 and decreases in accounts payable of $1,704,000.

Cash used in investing activities was $3,607,000. This included capital expenditures of $2,568,000 for the six months ended January 31, 1998 as compared to $4,386,000 in the corresponding prior period. The capital expenditures for the six months ended January 31, 1998 were mainly for telecommunications equipment construction in progress and office equipment. Additional investing activities of $1,039,000 for the six months ended January 31, 1998 and $981,000 for the corresponding prior period included expenditures for patent defense costs, capitalized software development costs, and investments in preferred stock. The six month totals included $429,000 for software development costs and $610,000 in preferred stock investment in Cel-Tell Monitoring Inc., the Company's strategic partner in a home incarceration and probation administration trial program. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and the requirement to supply existing sites with additional or replacement equipment.

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

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           27       Financial Data Schedule

                  B. No reports on Form 8-K were filed during the three month period ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               T-NETIX, Inc.
                                               -------------
                                               (Registrant)


Date   March 16, 1998                  By: /s/ Alvyn A. Schopp
       --------------                          ---------------
                                                 (Signature)

                                       Alvyn A. Schopp, Executive Vice
                                             President and Chief
                                             Financial Officer
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           27       Financial Data Schedule

                  B. No reports on Form 8-K were filed during the three month period ended January 31, 1998.