Form 10-Q
period 1998-04-30
T NETIX INC
filed 1998-06-15
CIK 929757

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

 FOR THE QUARTER ENDED APRIL 30, 1998           COMMISSION FILE NUMBER 0-25016




                                  T-NETIX, INC.
                                  -------------
             (Exact Name of registrant as Specified in Its Charter)

               COLORADO                                      84-1037352
---------------------------------------------     ----------------------------------
(State of Other Jurisdiction of Incorporation)   (I.R.S. Employer Identification No.)


               67 INVERNESS DRIVE EAST
                 ENGLEWOOD, COLORADO                           80112
      --------------------------------------                 ---------
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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                 Class                       Outstanding at June 11, 1998
     -------------------------------         ----------------------------
     Common Stock, $.01 stated value                 8,543,507

                                  T-NETIX, INC.
                                    FORM 10-Q

                                      INDEX



PART     ITEM                                                                                            PAGE
----     ----                                                                                            ----
I.       FINANCIAL INFORMATION

         1. Financial Statements:

                  Consolidated Balance Sheets, April 30, 1998
                           and July 31, 1997 (Unaudited).................................................  2

                  Consolidated Statements of Operations, Three Months Ended
                           April 30, 1998 and 1997, and Nine Months Ended
                           April 30, 1998 and 1997 (Unaudited) ..........................................  3

                  Consolidated Statements of Shareholders' Equity, Nine Months Ended
                           April 30, 1998 and Year Ended July 31, 1997 (Unaudited) ......................  4

                  Consolidated Statements of Cash Flows, Nine  Months Ended
                           April 30, 1998 and 1997 (Unaudited) ..........................................  5

                  Notes to Consolidated Financial Statements (Unaudited).................................  6

         2. Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ...........................................................................  8

II.      OTHER INFORMATION - Items 1 through 6 .......................................................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                   April 30,      July 31,
                                                                     1998           1997
                                                                     ----           ----
                                                                   (amounts in thousands)
ASSETS

Cash and cash equivalents                                          $    637      $    190
Accounts receivable, net of allowance                                11,939        11,779
Prepaid expenses                                                        356           236
Property and equipment, at cost:
  Telecommunications equipment                                       41,224        39,065
  Construction in progress                                            4,016         3,626
  Office equipment                                                    4,856         3,901
                                                                   --------      --------
    Property and equipment                                           50,096        46,592
  Less accumulated depreciation and amortization                    (23,314)      (17,798)
                                                                   --------      --------
    Property and equipment, net                                      26,782        28,794
Patent license rights                                                 2,211         2,586
Software development costs, net                                         974           449
Investment                                                            1,277            --
Other assets, net                                                     2,903         2,876
                                                                   --------      --------
                                                                   $ 47,079      $ 46,910
                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                 $  3,585      $  2,992
  Accrued liabilities                                                 2,123         3,688
  Debt                                                               12,737        13,378
                                                                   --------      --------
          Total liabilities                                          18,445        20,058
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                         --            --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,524,757 and 8,314,583           85            83
  shares, respectively
  Additional paid-in capital                                         28,085        26,908
  Retained earnings (deficit)                                           464          (139)
                                                                   --------      --------
        Total shareholders' equity                                   28,634        26,852
Commitments and contingencies
                                                                   --------      --------
                                                                   $ 47,079      $ 46,910
                                                                   ========      ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                             ----------------------      ----------------------
                                             April 30,    April 30,      April 30,    April 30,
                                               1998         1997           1998         1997
                                             ---------    ---------      ---------    ---------
                                               (amounts in thousands, except per share amounts)
Revenue:
  Telecommunications services                $  8,539      $  8,209      $ 26,321      $ 24,773
  Telecommunications licensing                    109           750           165           750
  Direct call provisioning                        664           268         1,733         1,048
  Voice print                                     122           243           583           409
                                             --------      --------      --------      --------
     Total revenue                              9,434         9,470        28,802        26,980

Expenses:
  Operating costs and expenses:
    Telecommunications services                 3,947         3,457        11,929        11,110
    Direct call provisioning                      658           236         1,667           985
    Voice print                                     9            59            83            73
                                             --------      --------      --------      --------
       Total operating costs and expenses       4,614         3,752        13,679        12,168
  Selling, general, and administrative          1,774         1,924         5,369         5,851
  Research and development                        606           692         1,718         2,090
  Depreciation and amortization                 2,056         2,022         6,262         5,757
                                             --------      --------      --------      --------
       Total expenses                           9,050         8,390        27,028        25,866

       Operating income                           384         1,080         1,774         1,114

Interest expense                                 (237)         (245)         (770)         (590)
                                             --------      --------      --------      --------
      Earnings before income taxes                147           835         1,004           524

Income taxes                                      (59)         (192)         (401)         (192)
                                             --------      --------      --------      --------
       Net earnings                          $     88      $    643      $    603      $    332
                                             ========      ========      ========      ========
Basic earnings per common share                  0.01          0.08          0.07          0.04
                                             ========      ========      ========      ========
Diluted earnings per common share                0.01          0.07          0.07          0.04
                                             ========      ========      ========      ========

Weighted average common shares
  outstanding - basic                           8,506         8,268         8,477         8,208
                                             ========      ========      ========      ========
Weighted average common shares
  outstanding-diluted                           9,304         9,064         9,198         9,180
                                             ========      ========      ========      ========

See accompanying notes to consolidated financial statements

                         T-NETIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                           Add-                     Total
                                      Common stock       itional     Retained      share-
                                  ------------------     paid-in     earnings      holders'
                                  Shares     Amounts     capital     (deficit)     equity
                                  ------     -------     -------     --------     --------
                                                  (amounts in thousands)
Balances at August 1, 1996         8,151     $    81     $26,208     $  (730)     $25,559

Common stock issued upon
   exercise of stock options         155           2         204          --          206
Common stock issued in
   business acquisition                8          --          94          --           94
Stock option tax benefit              --          --         402          --          402
Net earnings                          --          --          --         591          591
                                 -------     -------     -------     -------      -------
Balances at July 31, 1997          8,314          83      26,908        (139)      26,852

Common stock issued upon
   exercise of stock options         210           2         776          --          778
Stock option tax benefit              --          --         401          --          401
Net earnings                          --          --         --          603          603
                                 -------     -------     -------     -------      -------
Balances at April 30, 1998         8,524     $    85     $28,085     $   464      $28,634
                                 =======     =======     =======     =======      =======

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Nine months ended April 30, 1998 and 1997
                                   (Unaudited)

                                                                                       1998         1997
                                                                                     --------     --------
                                                                                     (amounts in thousands)
Cash flows from operating activities:
  Net earnings                                                                       $   603      $   332
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                      6,262        5,757
    Provision for losses on accounts receivable                                          434          210
    Deferred tax expense                                                                 401          192
    Changes in operating assets and liabilities, net of
     acquisition of business:
        Change in accounts receivable                                                   (594)      (4,971)
        Change in prepaid expenses                                                      (120)        (160)
        Change in other assets                                                          (316)        (174)
        Change in accounts payable                                                       593       (1,838)
        Change in accrued liabilities                                                 (1,565)       1,098
                                                                                     -------      -------
        Cash provided by operating activities                                          5,698          446
                                                                                     -------      -------

Cash flows from investing activities:
  Capital expenditures                                                                (3,504)      (5,755)
  Other investing activities                                                          (1,884)      (1,066)
                                                                                     -------      -------
        Cash used in investing activities                                             (5,388)      (6,821)
                                                                                     -------      -------

Cash flows from financing activities:
  Net proceeds (payments) under line of credit                                          (404)       6,833
  Payments of debt                                                                      (237)        (456)
  Common stock issued for cash under option plans                                        778          189
                                                                                     -------      -------
        Cash provided by financing activities                                            137        6,566
                                                                                     -------      -------

Net increase in cash and cash equivalents                                                447          191

Cash and cash equivalents at beginning of period                                         190          145
                                                                                     -------      -------
Cash and cash equivalents at end of period                                           $   637      $   336
                                                                                     =======      =======

See accompanying notes to consolidated financial statements

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

         Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the economic useful life of the software product, which is generally estimated to be three years. The Company capitalized $607,000 in software development costs for the nine months ended April 30, 1998. Unamortized capitalized software cost was $974,000 at April 30, 1998.

         Earnings per common share

         Earnings per common share for the three and nine months ended April 30, 1998 and 1997, is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. For the three months ended April 30, 1998 and 1997, diluted common and common equivalent shares outstanding includes 803,000 and 796,000 respectively, common share equivalents, consisting of stock options, determined under the treasury stock method. For the nine months ended April 30, 1998 and 1997 diluted common and common equivalent shares outstanding includes 721,000 and 973,000 respectively, common share equivalents, consisting of stock options, determined under the treasury stock method.

         Income taxes

         A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has pre-tax earnings for the nine months ended April 30, 1998 and has reversed the valuation allowance to the extent that the net

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Income taxes (continued)

         operating losses and other items were used to offset taxable income. The net reduction in the valuation allowance resulted from decreases associated with tax benefits related to utilization of net operating losses offset by increases attributable to certain originating stock option deductions. The decrease in the valuation allowance for the net months ended April 30, 1998 was offset by an increase in paid-in capital.


         Debt

         In June 1998, the Company amended its Loan Agreement with its current commercial bank. The Loan Agreement is for a total line of credit of $20,000,000. The amendment extends the term of the Loan Agreement through June 1999 with substantially the same conditions and financial covenants.

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

                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                      ----------------------------------------- -------------------------------------
                                          APRIL 30,             APRIL 30,           APRIL 30,          APRIL 30,
                                             1998                  1997                1998              1997
                                      -------------------   ------------------- ----------------   ------------------
Call volumes processed                         22,972,000            22,695,000       70,108,000           67,485,000

Average daily transactions                        258,000               255,000          257,000              247,000

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 1998 and 1997

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended April 30, 1998 and 1997.

                                                   THREE MONTHS ENDED APRIL 30,
                                                   ----------------------------
                                                      1998             1997
                                                      ----             ----
Revenue:
   Telecommunications services.....................      91%            87%
   Telecommunications licensing....................       1              8
   Direct call provisioning........................       7              3
   Voice print    .................................       1              2
                                                          -              -
       Total revenue...............................     100            100

Expenses:
   Operating costs and expenses....................      49             40
   Selling, general and administrative.............      19             20
   Research and development........................       6              7
   Depreciation and amortization...................      22             21
                                                         --             --
     Operating income..............................       4             12
   Interest expense................................      (2)            (3)
                                                         --             --
     Earnings before income taxes..................       2              9
   Income taxes   .................................      (1)            (2)
                                                         ---            ---
     Net earnings .................................       1%             7%
                                                          =              =

Total Revenue. Total revenue decreased to $ 9,434,000 for the three months ended April 30, 1998 from $9,470,000 for the corresponding prior period. This net decrease resulted from increases in telecommunications services revenue and direct revenue, offset by a reduction in telecommunication licensing and voice print revenue. The 4% increase in telecommunications services revenue to $8,539,000 for the three months ended April 30, 1998, from $8,209,000 in the corresponding prior period was due to a 1% increase in call volume resulting primarily from a net increase in the number of installed systems and due to an increase in revenue associated with call verification procedures for new and existing customers. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed volume discounts. These discounts accounted for a reduction in revenue of approximately $87,000 for the three months ended April 30, 1998. These discounts will continue to have a similar effect on revenue (by reducing revenue per call) in future periods to the extent the call volumes continue to increase and as customers reach contractually agreed upon call volume discounts. The Company recognized $109,000 in telecommunications licensing revenue associated with the Strike Three(tm) product for the three months ended April 30, 1998 compared to $750,000 for the three months ended April 30, 1997. The 1997 revenue was associated with the licensing of the Strike Three(tm) product to a single customer. Direct call provisioning revenue increased as a percentage of total revenue. There was a dollar increase in direct call provisioning revenue of $396,000 in the three months ended April 30, 1998 compared to the three months ended April 30, 1997. This increase was due primarily to the addition of sites in which the Company is provisioning the long distance service. The Company anticipates it will actively attempt to provision long distance calling services on potential site contracts. Voice print revenue decreased to $122,000 for the three months ended April 30, 1998 from $243,000 for the corresponding prior period. The SpeakEZ Voice Print(sm) revenue for the three months ended April 30, 1998 was for the provisioning of services and for the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, risk of technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $4,614,000 for the three months ended April 30, 1998, from $3,752,000 for the corresponding prior period, and increased as a percentage of total revenue to 49% for the three months ended April 30, 1998 from 40% in the corresponding prior period due to the inclusion of a larger proportion of direct call provisioning expenses and increases in telecommunication services expense associated with personnel and communications. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the three months ended April 30, 1998 include the cost of services performed and royalty charges.


         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended April 30, 1998 and 1997.


                                                  THREE MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                     1998             1997
                                                     ----             ----
Operating costs and expenses:
  Telecommunications services....................       46%             42%
  Direct call provisioning.......................       99              88
  Voice print     ...............................        7              24

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 46% for the three months ended April 30, 1998 from 42% for the corresponding prior period. The increase is primarily due to increases in personnel related expenses and communication costs associated with the addition of new sites. Direct call provisioning costs increased as a percentage of corresponding revenue to 99% for the three months ended April 30, 1998, from 88% in the corresponding prior period. This percentage increase is primarily attributable to higher commission rates associated with newly served sites.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,774,000 for the three months ended April 30, 1998, from $1,924,000 in the corresponding prior period, and decreased as a percentage of total revenue to 19% from 20%. The dollar decrease was $150,000. Increases in the costs associated with the marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products of $189,000 were offset primarily by reductions in estimated property taxes and for legal and other professional services fees aggregating approximately $341,000. The selling, general and administrative expenses associated with the SpeakEZ Voice Print(sm) technology were $490,000 for the three months ended April 30, 1998 as compared to $301,000 for the corresponding prior period. The Company expects the level of selling, general, and administrative expenses to remain at the current levels over the remainder of this fiscal year.

Research and Development Expenses. Research and development expenses decreased to $606,000 for the three months ended April 30, 1998, from $692,000 in the corresponding prior period. The research and development for the Inmate Calling Services division decreased to $236,000 for the three months ended April 30, 1998, from $282,000 in the corresponding prior period. The primary reason for the decrease is due to the capitalization of software development costs for the new collect and prepaid calling platform for the inmate and various other industries of approximately $90,000. No such costs were capitalized in the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $370,000 for the three months ended April 30, 1998 as compared to $410,000 for the corresponding prior period. For the three months ended April 30, 1998, the Company capitalized $88,000 of computer software development costs associated with the SpeakEZ Voice Print(sm) technology compared to $70,000 for the corresponding prior period. In addition, under a government contract, the Company is partially reimbursed for expenses on this contract. This reimbursement totaled approximately $129,000 for the three months ended April 30, 1998 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were $93,000 for the corresponding prior period. The Company expects the dollar amount of research and development expense to remain at current levels or increase over the remainder of the fiscal year depending on the amount of software development costs eligible for capitalization.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,056,000 for the three months ended April 30, 1998, from $2,022,000 in the corresponding prior period. The increase is due primarily to amortization of intangibles and depreciation of office equipment, offset by reductions due to fully depreciated telecommunications equipment. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $232,000 for the three months ended April 30, 1998 as compared to $184,000 for the corresponding prior period. The Company expects depreciation and amortization to continue to increase as the number of inmate call processing systems and potential installations for SpeakEZ Voice Print(sm) systems increase and as it purchases additional telecommunications and office and testing equipment. The increases, however, may be offset as certain capitalized costs from previous periods become fully depreciated.

Interest Expense. Interest expense decreased to $237,000 for the three months ended April 30, 1998, from $245,000 in the corresponding prior period. The decrease was not significant.

Nine Months Ended April 30, 1998 and 1997

         The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended April 30, 1998 and 1997.


                                                  NINE MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                     1998             1997
                                                     ----             ----
Revenue:
   Telecommunications services...................      91%            92%
   Telecommunications licensing..................       1              3
   Direct call provisioning......................       6              4
   Voice print    ...............................       2              1
                                                        -              -
       Total revenue.............................     100            100

Expenses:
   Operating costs and expenses..................      47             45
   Selling, general and administrative...........      19             22
   Research and development......................       6              8
   Depreciation and amortization.................      22             21
                                                       --             --
     Operating income............................       6              4
   Interest expense..............................      (3)            (2)
                                                       --             --
     Earnings before income taxes................       3              2
   Income taxes   ...............................      (1)            (1)
                                                       ---            ---
     Net earnings ...............................       2%             1%
                                                        =              =


Total Revenue. Total revenue increased 7% to $28,802,000 for the nine months ended April 30, 1998 from $26,980,000 for the corresponding prior period. The 6% increase in telecommunications services revenue to $26,321,000 for the nine months ended April 30, 1998, from $24,773,000 in the corresponding prior period was due to a 4% increase in call volume resulting primarily from a net increase in the number of installed systems and due to an increase in revenue associated with call verification procedures for new and existing customers. An offsetting factor to the increase in revenue dollars is a reduction in fees per call as the Company's customers reach contractually agreed volume discounts. These discounts accounted for a reduction in revenue of approximately $87,000 for the nine months ended April 30, 1998. The Company recognized $165,000 in telecommunications licensing revenue associated with the Strike Three(tm) product for the nine months ended April 30, 1998 compared to $750,000 for the nine months ended April 30, 1997. The 1997 revenue was associated with the licensing of the Strike Three(tm) product to a single customer. Direct call provisioning revenue increased as a percentage of total revenue. There was a dollar increase in direct call provisioning revenue of $685,000 in the nine months ended April 30, 1998 compared to the nine months ended April 30, 1997. This increase was due primarily to the addition of sites in which the Company is provisioning the long distance service. Voice print revenue increased to $583,000 for the nine months ended April 30, 1998 from $409,000 for the corresponding prior period. The SpeakEZ Voice Print(sm) revenue was for the provisioning of services and for the sale of software licenses and hardware systems, and software development kits. The increase is due primarily to the increase in software licenses and hardware systems sold. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, risk of technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $13,679,000 for the nine months ended April 30, 1998, from $12,168,000 for the corresponding prior period, and increased as a percentage of total revenue to 47% for the nine months ended April 30, 1998 from 45% in the corresponding prior period due to the inclusion of a larger proportion of direct call provisioning expenses and increases in telecommunication services expense associated with personnel and communications. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the nine months ended April 30, 1998 include the cost of services performed and royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended April 30, 1998 and 1997.


                                                  NINE MONTHS ENDED APRIL 30,
                                                  ----------------------------
                                                     1998             1997
                                                     ----             ----
Operating costs and expenses:
  Telecommunications services....................     45%             45%
  Direct call provisioning.......................     96              94
  Voice print     ...............................     14              18


Operating costs and expenses associated with providing telecommunications services remained constant as a percentage of corresponding revenue at 45% for the nine months ended April 30, 1998 and for the corresponding prior period. Direct call provisioning costs increased as a percentage of corresponding revenue to 96% for the nine months ended April 30, 1998, from 94% in the corresponding prior period. This percentage increase is primarily attributable to increases in commission expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5,369,000 for the nine months ended April 30, 1998, from $5,851,000 in the corresponding prior period, and decreased as a percentage of total revenue to 19% from 22%. The dollar decrease was $482,000. Increases in the costs associated with the marketing personnel and other marketing costs to support the SpeakEZ Voice Print(sm) products of $777,000 and increases in office expenses of $142,000 were offset primarily by reductions in estimated property taxes, travel expenses and legal and other professional fees aggregating approximately $1,423,000. The selling, general and administrative expenses associated with the SpeakEZ Voice Print(sm) technology was $1,480,000 for the nine months ended April 30, 1998 as compared to $703,000 for the corresponding prior period.

Research and Development Expenses. Research and development expenses decreased to $1,718,000 for the nine months ended April 30, 1998, from $2,090,000 in the corresponding prior period. The research and development for the Inmate Calling Services division decreased to $587,000 for the nine months ended April 30, 1998, from $952,000 in the corresponding prior period. The primary reasons for the decrease are the overall reduction in personnel costs and due to the capitalization of software development costs for the new collect and prepaid calling platform for the inmate and various other industries of approximately $340,000. No such costs were capitalized in the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $1,131,000 for the nine months ended April 30, 1998 as compared to $1,138,000 for the corresponding prior period. For the nine months ended April 30, 1998, the Company capitalized $267,000 of computer software development costs associated with the SpeakEZ Voice Print(sm) technology compared to $324,000 for the corresponding prior period. In addition, under a government contract, the Company is partially reimbursed for expenses on this contract. This reimbursement totaled approximately $440,000 for the nine months ended April 30, 1998 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were $214,000 for the corresponding prior period.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $6,262,000 for the nine months ended April 30, 1998, from $5,757,000 in the corresponding prior period. The increase is due to an increased fixed asset of telecommunications and office equipment, in addition to the increased amortization of intangibles. The depreciation and amortization associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $693,000 for the nine months ended April 30, 1998 as compared to $517,000 for the corresponding prior period.

Interest Expense. Interest expense increased to $770,000 for the nine months ended April 30, 1998, from $590,000 in the corresponding prior period. The increase was primarily attributable to an increase in the average balance of indebtedness. The increase in indebtedness was necessary to support capital expenditures for inmate call processing systems and operating and other cash expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Borrowings from a line of credit with a bank supplied the Company with a majority of its cash provided by financing activities during the nine months ended April 30, 1998. The net cash provided by financing activities in the nine months ended April 30, 1998 was $137,000 compared to $6,566,000 for the corresponding prior period. Cash provided by operations was $5,698,000 for the nine months ended April 30, 1998 as compared to $446,000 for the corresponding prior period. The change in cash provided by operations was primarily attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable and deferred tax expense. Comparably, these net amounts totaled $7,700,000 for the nine months ended April 30, 1998 and $6,491,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the nine months ended April 30, 1998 was made up primarily of increases in accounts receivable and other assets of $911,000 and reductions in accrued liabilities of $1,565,000. The total change for the nine months ended April 30, 1997 was made up primarily of increases in accounts receivable of $4,971,000 and decreases in accounts payable of $1,838,000, offset by increases in accrued liabilities of $1,098,000.

Cash used in investing activities was $5,388,000. This included capital expenditures of $3,504,000 for the nine months ended April 30, 1998 as compared to $5,755,000 in the corresponding prior period. The capital expenditures for the nine months ended April 30, 1998 were mainly for telecommunications equipment construction in progress and office equipment. Additional investing activities of $1,884,000 for the nine months ended April 30, 1998 and $1,066,000 for the corresponding prior period included expenditures for patent defense costs, capitalized software development costs, and investments in preferred stock. The nine month totals as of April 30, 1998 included $607,000 for software development costs and $1,277,000 in preferred stock investment in Cel-Tell Monitoring Inc., the Company's strategic partner in a home incarceration and probation administration trial program. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and the requirement to supply existing sites with additional or replacement equipment.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           27       Financial Data Schedule

                  B. No reports on Form 8-K were filed during the three month period ended April 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              T-NETIX, Inc.
                                              (Registrant)




Date      June 15, 1998               By: /s/ Alvyn A. Schopp
          -------------                       ---------------
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