Form 10-K405
period 1998-07-31
T NETIX INC
filed 1998-10-28
CIK 929757

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

FOR THE YEAR ENDED JULY 31, 1998                 COMMISSION FILE NUMBER 0-25016

                                  T-NETIX, INC.
                                  -------------
             (Exact Name of registrant as Specified in Its Charter)


         COLORADO                                                84-1037352
----------------------------                                -------------------
(State of Other Jurisdiction                                (I.R.S.  Employer
     of Incorporation)                                      Identification No.)

   67 INVERNESS DRIVE EAST
   ENGLEWOOD, COLORADO                                             80112
----------------------------                                -------------------
  (Address of principal                                          (Zip Code)
   executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

-------------------------------------------------------------------------------

    Securities registered pursuant to Section 12(b) of the Act:   NONE.

    Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK
                                                                ----------------
                                                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.             YES    X         NO
                                 ---------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X
         ------
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 16, 1998, was approximately $36,686,000.

The number of shares outstanding of the Registrant's common stock as of October 16, 1998, was 8,550,632.

The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed prior to November 30, 1998, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of this Form 10-K.

                         FORM 10-K CROSS REFERENCE INDEX

                                                                                     Page
                                                                                     ----

                                    PART I

Item 1    Business.................................................................    3
Item 2    Properties...............................................................   23
Item 3    Legal Proceedings........................................................   23
Item 4    Submission of Matters to a Vote of Security-Holders......................   23

                                    PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters....   24
Item 6    Selected Financial Data..................................................   25
Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations....................................................   26
Item 8    Financial Statements and Supplementary Data..............................   37
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures....................................................   37

                                   PART III

Item 10   Directors and Executive Officers of the Registrant.......................   38
Item 11   Executive Compensation...................................................   38
Item 12   Security Ownership of Certain Beneficial Owners and Management...........   38
Item 13   Certain Relationships and Related Transactions...........................   38

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........   38

                                     PART I

ITEM 1.  BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-K include forward-looking statements that involve risks and uncertainties not limited to, the demand for the Company's products and services and market acceptance risks which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, the effect of the Year 2000 Issue, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with the other risks detailed herein.

THE COMPANY

T-NETIX, Inc. (the "Company" or the "Registrant") provides specialized call processing and fraud control services to the telecommunications and other service industries. The Company's primary customers include AT&T, Bell Atlantic, US WEST, SBC Communications, Inc., BellSouth, MCI WorldCom and GTE. These customers use the Company's products and services to provide annually over 93,000,000 billable inmate collect calls in over 800 correctional institutions. The Company's products and services include comprehensive transaction processing, call management and identification systems for the corrections industry and special-purpose speech processing software and systems. The Company's current products are based on proprietary software, the most critical of which are patented or patent pending, and a combination of proprietary and "off-the-shelf" electronic hardware. These systems are designed to be flexible delivery platforms which are easily integrated with the Company's customer's networks and information systems. The Company's revenue stream is mostly recurring, as a result of the Company historically generally charging for its services on a fee per transaction processed basis over long term contracts.

In October 1995, the Company acquired SpeakEZ, Inc. ("SPEAKEZ"). SpeakEZ is a wholly-owned subsidiary and is engaged in the sale, marketing, and development of new fraud prevention products and services based on its SpeakEZ Voice Print(sm) speaker verification biometric technology. Developed by SpeakEZ, this technology uses "voice prints" or speech patterns as a means to verify or determine an individual's identity. The Company believes SpeakEZ Voice Print(sm) products to have particular applicability to the fraud problems experienced in the following markets: computer and network security, call centers, telecommunications and government services.

T-NETIX is an operating company that through two separate business units provides leading edge security and fraud prevention products, services, and technologies. Its two-fold mission is to maintain and extend its leadership position in its core Inmate Calling Services ("ICS") Division and to become the global standard and industry leader for the emerging speaker verification market through its SpeakEZ Division. To date, substantially all the Company's revenue has been derived from its corrections industry call processing services.

TELECOMMUNICATIONS INDUSTRY BACKGROUND

In recent years, the telecommunications industry has become increasingly competitive. In the US, established service providers such as AT&T and the Regional Bell Operating Companies ("RBOCs") are experiencing intense competition in long distance and local services from other providers such as MCI WorldCom and Sprint, numerous re-sellers and specialized service providers. Competition in the local and long distance markets is expected to increase as a result of the Telecommunications Act of 1996 which will permit AT&T and the RBOCs to compete with each other in their respective markets. Additionally, Competitive Local Exchange Carriers or "CLEC's" have begun to offer access alternatives, while traditional cable television providers can offer dial-tone services over their cable distribution networks. Wireless operators, including Personal Communications Services ("PCS") operators, offer services which will compete with both local dial-tone and long distance services. The international telecommunications services industry is also facing significant changes. Many countries are privatizing their state-owned telecommunications monopolies, while others have begun to open their markets to competition through deregulation.

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

MARKETS

ALL SEGMENTS

TELECOMMUNICATIONS

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

While the industry has almost universally automated calling card calling to reduce processing costs, the automation of collect and third-party calling has presented greater challenges due to the customized handling required for these calls. Such requirements include the need to identify the caller to the billed party, to obtain billing acceptance, notification of rates, and in some cases, verify the callers' billing authority. Moreover, automation of these services by the major call providers faces significant technological hurdles, since their networks were historically built upon a framework of large network switches designed to reliably process a high volume of calls with few customized features. The need to meet these challenges has created an opportunity for vendors such as the Company to (1) provide custom call processing services through premises-based equipment, adjunct call processing platforms or other proprietary technology that is integrated within the telecommunications network and (2) to offer validation of information associated with the call or calling party.

Specialized call processing within the Public Communications market requires the development of advanced capabilities such as control of outgoing calls, flexible billing procedures and easy-to-use speaker identification and verification procedures. The Company believes such services are also applicable to calling card, bill-to-third number, and debit or pre-paid calling. Early attempts by carriers to combat fraud resulted in the use of Personal Identification Numbers ("PINs") along with special calling card numbers. These methods, however, are cumbersome for the customer and easily compromised by the parties wishing to defraud the carriers. In some cases, the carrier control measures cause legitimate customers' use of its services to decline or, in the worst case, to switch carriers. The Company is focused on methods of verifying a caller's billing authority which are natural and intuitive to the caller, yet reliable and effective at preventing fraud for the carrier.

INMATE CALLING SERVICES DIVISION

CORRECTIONS

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

According to the U.S. Bureau of Justice Statistics as of December 1997 5.7 million adults were under some form of correctional supervision. Approximately
3.9 million adults were under parole or probation sanction. The number of inmates in state and federal and local prisons reached approximately 1.7 million. From 1990 to 1997 this number increased an average of 6.5 percent annually. During the last 25 years the federal and state inmate population has increased sixfold from just 200,000 in 1972. There are approximately 4,700 correctional facilities in the U.S. These populations are the area in which the Division delivers a majority of its products and services.

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

Correctional facilities generally select telephone/telecommunications service providers on the basis of services and features provided and on the level of commissions paid to the facilities. To date, intense competition among the service providers has led to commission payments to correctional facilities at levels that the ICS Division believes only the major service providers can afford. In addition, to win new contracts and renew existing contracts, call providers must differentiate their services from the competition. They do so by offering advanced call control services as well as additional complementary services such as booking and identification processes, trust fund and commissary automation and management, investigation support and jail management support systems.

SPEAKEZ DIVISION

COMPUTER AND NETWORK SECURITY

The market for Computer and Network Security is rapidly expanding as businesses seek to make secure their internal and external data networks. While a variety of new technology is being introduced in the market to address network security technologies such as server firewalls, electronic tokens, digital certificates and the like, the standard today for the identification of the individual user of the secured system is the Personal Identification Number or PIN - and PINs are not very secure. Most recently, network planners have begun to evaluate the use of biometric technologies - those which use unique human characteristics such as fingerprints, hand, facial or eye images and voice - for personal identification. Within this new area of biometrics SpeakEZ Voice Print(sm) enjoys several competitive advantages: it does not require additional and expensive special purpose hardware to support the technology (SpeakEZ Voice Print(sm) uses in-place microphones and soundcards) and it is not intrusive to the user.

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

CALL CENTERS

Call Centers are becoming increasingly important service delivery vehicles for most major businesses, particularly so in the financial services, insurance and health care industries. Globally, these companies are making massive investments in new call center technology to further lower the cost of providing customer care and service without trading off customer loyalty or good will. Call Center infrastructure technology includes communications systems such as PBX and ACD, and automated speech technology ranging from simple recorded announcements to Interactive Voice Response ("IVR") and natural language speech recognition systems. The only security element currently used in most of these automated processes is a Personal Identification Number or PIN. PINs have many disadvantages from both the user and security perspectives. Users dislike PINs because they are not intuitive, most often not chosen by the user, and intrusive and difficult to remember among other reasons. PINs can be easily fraudulently obtained through observance or "shoulder-surfing", customer service manipulation, account maintenance abuse, transaction recording and intercept and many other criminal methods.

SpeakEZ Voice Print(sm) products add compelling value to these applications. The SpeakEZ Division has developed versions of its technology which are compatible and easily integratable with the major embedded technology systems in the Call Center market. Currently, the Company has software versions of its product for the IBM, Periphonics, Aspect and Dialogic call center platforms along with various forms of distribution agreements with these major providers.

GOVERNMENT SERVICES

The SpeakEZ Division has maintained a long term relationship with certain agencies within the US Federal Government. Until now, the relationship has been one of primarily of funded advance technology development. Recently, with a shifting of R&D funding by the U.S. away from defense related applications, the Division has new opportunities for additional funding and sales. During the last year, SpeakEZ Voice Print(sm) technology was part of a trial conducted by the U.S. Immigration and Naturalization Service for the use of voice verification to identify frequent travelers between Mexico and the U.S. The eventual success of this and other similar projects could lead to new government sales opportunities in the future.

PRODUCTS AND SERVICES

The Company's primary focus in the design of its products and services is to provide innovative, software-based solutions to "niche" problems with which major services providers are faced. The Company believes this approach will result in a willingness of its customers to pay more value for these solutions and thus an opportunity to generate higher margin revenue. Also important is the ease with which its solutions are supported by available hardware and operating systems and integrated with its customers' in-place networks.

INMATE CALLING  SERVICES DIVISION - PRODUCTS

Currently, substantially all of the Company's revenue is derived from the services it provides to its customers for use in correctional facilities. During fiscal 1998, the ICS Division expended significant research and development time to upgrade its Inmate Calling Platform to a new technology. The new platform utilizes graphical user interfaces, open architecture standardized telephony modules and flexible database functionality. The ICS Division's products and services for the inmate calling market include a comprehensive set of technological and administrative features which provide call control, fraud prevention and systems integration capabilities. The ICS Division offers the following advanced features for each phase of the calling process:

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

Post-connection Services. Three-way call detection/prevention technology based on the ICS Division's patented Strike Three!(TM) technology that prevents inmates from bypassing control features through three-way calling; "Hot Number" operation, a real-time alert feature based on inmate PINs, destination number or originating telephone number; automated attorney-client confidentiality which precludes recording or monitoring of calls between the inmate and his attorney; and comprehensive system reports for billing, administrative, law enforcement and investigative support purposes.

PIN-LOCK(sm). The ICS Division recently announced another technological innovation-PIN-LOCK(sm)., Inmate Caller Verification Service, expected to increase the competitive advantage provided by its patented Strike Three!(TM) technology. Before this innovation, inmates might use another inmate's PIN to subvert call restriction controls. PIN-LOCK(sm) prevents this practice by denying the call if there is not a match with the proper inmate's "voice print". The Division believes this technology will greatly enhance the security of its call processing services.

Corrections Systems Integration Applications. The ICS Division's customers offer additional services as an off-set to higher commission payments to win new and retain existing inmate calling contracts. The Division offers to its customers an expanded set of integrated automation, identification and management applications. The Division's integration design focuses on inmate identification. Identification attributes such as voice print, PIN, Video Digital Image, recorded conversations and bar codes are common to the various corrections applications. The individual applications offered by the Division include the following:

     Trust Fund and Commissary. The ICS Division's Trust Fund/ Commissary system ("TFC") provides for a fully-integrated, point-of-sale commissary or canteen operation including inventory management, using the inmate bar coded ID card for transaction processing. The commissary purchases are electronically processed on a cashless, electronic funds transfer basis, through the trust fund accounting system provided by the Division.

     Video Imaging/Inmate Management. Video imaging is used primarily for admission and release identification purposes. Corrections officers use a Company-provided work station to take a digital image or snapshot of an inmate, input pertinent information, such as allowed/denied calling numbers, medical requirements, currency on hand, etc., and print an identification card or wrist band which contains the bar-coded representation of the inmate identification number or other code. This data is saved in data bases, with the inmate calling application, the TFC system, and Tel-Base investigative and Recording Access Management applications. The ICS Division's Video Imaging/Inmate Management System eliminates the costly and cumbersome manual photography process typically used today.

CELL-TEL MONITORING - PRODUCTS

In 1998, the Company invested in Cell-Tel Monitoring, Inc. ("Cell-Tel"), a company that provides a caseload management tool, Contain(sm), to parole officers utilizing the SpeakEZ Voice Print(sm) speaker verification technology. Contain(sm) is being marketed by the ICS Division to use its expertise and contacts to accelerate the sales of the Contain(sm) product.

Contain(sm) is a product and service offering which uses voice verification and the Internet for cost-effective offender caseload management by community corrections, probation and parole agencies. A combination of advanced computer telephony, automated speech and Internet technologies, Contain(sm) facilitates automated, programmable telephone contact with the program subject during which SpeakEZ Voice Print(sm) speaker verification technology is utilized to verify the subject's identity. Exception reporting and system management is provided via the Internet-based administration application.

SPEAKEZ DIVISION -  PRODUCTS

The SpeakEZ Voice Print(sm) speaker verification technology products have been developed as a result of technology trials, limited commercial product deliveries, and anticipated market demands. These products do not currently, nor have they in the past generated significant revenue contribution.

COMPUTER AND NETWORK SECURITY

The SpeakEZ Division has developed a suite of products and a number of strategic relationships to address this market. These products include VoicEntry(sm) and VeriNet(sm). VoicEntry(sm) is a biometrics-based alternative to typed password protection for individual and shared computer users. VoicEntry(sm) is available for Microsoft(R) Windows95(R) and Windows NT(R) users. Its latest version, VoicEntry(sm) 2.0 will be installed in Japan in the fourth calendar quarter of 1998 for a wireless carrier's use in verifying the identity of 1,500 sales agents. Future releases of the product are planned to provide for the voice print securing of files, resources and even electronic mail messages.

VeriNet(sm) is the newest of the SpeakEZ Division's product developments and it is designed to provide network security through the use of speaker verification technology. VeriNet(sm) consists of two primary versions, VeriNetWEB(sm) for Internet-based applications including electronic commerce and VeriNet CS(sm) for client server networks. Current versions are compatible with Windows NT(R) systems.

To speed the market introduction of VeriNet(sm) , the SpeakEZ Division entered into a distribution relationship with and made an investment in a start-up venture called Sentry Systems, Inc. ("Sentry"). Sentry is developing a turnkey WEB security system for E-Commerce transactions.

In this market, it is important that one's products are based on or compatible with various open systems architectures and emerging industry standards. VoicEntry(sm) and VeriNet(sm) meet these requirements and in some cases the Division's engineers have helped establish the standards. The Division has also established distribution relationships with other network security technology providers including several facial imaging companies, Miros and Visionics, and electronic token company, Encotone Ltd., and a fingerprint company, BioNetrix. The Division expects to continue building technology sharing and strategic distribution agreements with other key industry players in the future.

CALL CENTERS

The SpeakEZ Voice Print(sm) technology application designed for the financial services industry is Customer Verification Service(sm) (CVS). CVS is designed for use by banks, brokerage houses, insurance companies, and other financial institutions to authenticate customer transactions. CVS is designed to work in conjunction with an overall Interactive Voice Response ("IVR") System to provide customer service while protecting the financial institution from fraudulent transactions from unauthorized persons. Access to services would only be permitted when requested by individuals whose voice print is on file and whose real-time password utterance matches the stored voice print.

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

The SpeakEZ Division believes CVS will be cost effective and easy to implement for the financial institution. The caller uses an ordinary office, home or public telephone - unlike other biometric identification technologies such as fingerprint, signature or retinal scans, no special hardware or devices are required at the "point of sale". CVS is client server and network-based. It can run in Window-NT(R), OS/2(R) and several versions of UNIX and supports the prevalent IVR and Computer Telephony Integration ("CTI") environments. Currently, the Division has developed versions of CVS which are compatible with IBM's DirectTalk/Call Path, Dialogic's Antares and Windows NT(R). In 1997, the Division deployed a client-based CVS system at INTRUST Bank for use in the bank's internal and external security applications. In addition other major financial institutions have entered into trial agreements with the Division for the evaluations of the performance, integration, and customer acceptance aspects of CVS.

TELECOMMUNICATIONS

The SpeakEZ Division has developed and installed for GTE Telecommunications System Inc., its Verifi-Air(sm) product to address wireless telecommunications fraud. Voice Verifi-Air(sm) , compares a cellular caller's password utterance or voice print, with the stored voice print of the authorized caller. With Voice Verifi-Air(sm), the Division provides the carrier with subscriber enrollment support, through IVR-driven interfaces with the carrier's customer care center. The subscriber enrolls his or her voice print with Voice Verifi-Air(sm) in the standard manner for SpeakEZ Voice Print(sm) applications - by stating his or her password 3-4 times. The subscriber's voice print is then linked to the subscriber's Mobile Identification Number or MIN. Competing products and overall market acceptance have stalled the Division's planned utilization of this product. However, the industry itself is still struggling with methods of combating fraud and the Division remains optimistic concerning the eventual use and deployment of this SpeakEZ Voice Print(sm) application.

Through its distribution partner, Ottawa Telephony Group, and their SecurPBX product line, SpeakEZ Voice Print(sm) technology is currently being used to verify the identity of company employees who need to remotely access the communications resources of the company. SecurPBX uses the Securi-Voice(sm) product.

SYSTEM ARCHITECTURES AND TECHNOLOGY

INMATE CALLING SERVICES DIVISION

Call Processing Technology

The ICS Division's proprietary technology is designed for the specialized call processing environment and includes the Division's system architectures consisting of proprietary interface line cards or off-the-shelf Dialogic computer telephony integration hardware. System features are implemented through a combination of proprietary software and database management applications. Remote system management and real-time system diagnostics across the Company's wide area frame relay network are provided through the Company's Network Operations Center which operates 24 hours a day, seven days a week.

In 1998, the ICS Division developed a new hardware platform delivery option which is primarily composed of third party manufacturer product. The new platform utilizes high density digital/analog network interfaces and shared hardware resources to allow many channels of call control within a single enclosure. This architecture significantly reduces the physical space, power and operational maintenance requirements of the Division's current inmate calling system while also increasing system features, functionality and efficiencies.

The technology referred to above can be deployed to service providers by varying methods. In both the premises and network architectures, the telephones and the interconnecting network lines are usually provided and maintained by the Division's customers at their cost. Typically, the Division owns, installs and operates at its cost the systems which interface with the customers' telephones and their networks.

Correctional Industry Systems Architecture

The ICS Division has developed both premises-based and network-based systems to provide flexibility in the provision of inmate calling services by its customers. The Division's premises-based systems are located in secure areas of the jail or prison.

Unlike the premises-based systems, the network-based systems (T-NET(TM)) are not directly connected to the inmate telephone. Instead, calls originating from the inmate telephones are switched to the Division's equipment, located in leased commercial office space referred to as a "point of presence" ("POP"), through a software routing instruction programmed into the local carrier's central office switch. The Division's network-based systems offer concentration through networking efficiencies and are deployed without requiring the installation of any of the Division's equipment within the correctional facility.

The ICS Division's other network-based system is the adjunct architecture. The T-NET(TM) adjunct is designed to work with the #5ESS switch, offering advanced call processing services in a manner transparent to the larger customer network. Currently, the Division has deployed 32 T-NET(TM) adjunct systems for AT&T. Also, the Division has installed a large stand-alone system for an RBOC customer located in the customer's central office. In 1997, the Division migrated a number of stand-alone T-NET(TM) systems to adjunct systems.

The T-NET(TM) adjunct system was jointly developed with AT&T Bell Labs to interface with the #5ESS network switching system. These systems have been deployed in various AT&T switching offices across the country. The adjunct version of T-NET(TM) has several economic advantages over its stand-alone version. For example, the Division can obtain 100% coverage of the U.S. by deploying in 35 geographic locations compared to 200 potential sites for the stand alone version. This greatly reduces the Division's system administration, office leasing and operating costs. Additionally, the new version has enhanced interfaces with AT&T's billing and fraud databases which eliminates several back office support functions currently being provided by the Company's Network Operations Center.

SPEAKEZ DIVISION

Speaker Verification Technology

SpeakEZ Voice Print(sm) technology is proprietary software which compares the speech pattern of a current speaker with a stored digital voice print of the authorized person to confirm or reject claimed identity. The technology can be used in a text independent or text dependent mode. The technology is both language and vocabulary independent. The system uses a combination of neural network technology and decision trees called a "neural tree network." Each node of the system's decision tree consists of a single neuron. Training of neurons requires four or five repetitions of a user-defined password (text dependent) or a small sample of speech (text independent) and applies "discriminant training" to the input. This discriminant training contrasts acoustic features of the speaker being enrolled with features for all the speakers already enrolled in the system. During verification, each neuron must decide whether acoustic features of the spoken input are more like those of the person whose identity is claimed or more like those of all other speakers in the system. Speakers are enrolled using a personal abbreviated password, typically the person's name, which they must say before being allowed to place a telephone call or perform a transaction. The password utterance is then compared to the stored print for that allowed user or users. The user population can be large and varied. The system can reside on the public network as an intelligent peripheral or can be placed as an adjunct servicing a customer phone system or PBX.

SUPPORT INFRASTRUCTURE

INMATE CALLING SERVICES DIVISION

Call Processing

The Company operates a 24 hour, seven day per week trouble shooting help desk. Located at the Company's headquarters in Englewood, Colorado, the National Service Center ("NSC") provides a single point of contact for all customers for remote diagnostic system maintenance, or a system problem. Once a call is placed, the NSC Customer Service Analysts perform an initial problem diagnosis and isolation. Many problems can be resolved during the first call. In addition to remote repair capabilities, the ICS Division also has a network of trained and experienced field support personnel who can perform on-site repairs and maintenance. This field consists of over 245 employees covering 43 states. The Division will deploy its service administrators depending on several criteria, including the size of the facility, the feature set the facility requires (PIN versus non-PIN), the geographic proximity of the Division's current service administrator force and the correctional facility requirements.

Also located at the Company's headquarters is the Network Operations Center ("NOC"). This system monitors the wide area network that connects all of the Company's installed systems and provides for centralized collection of call and reporting data and real-time diagnostic information on the status of each major system component. The Division also uses the network to process the on-line, real-time called number validation, process its call records and transmit administrative data between each location and headquarters. This call data is then formatted and provided to the customer to be incorporated into their billing process. As part of the system calling process, the Division performs real-time billed number validation by external database query over the network to an on-line database. The NOC provides 24-hour per day, seven days a week system support.

SPEAKEZ DIVISION

The SpeakEZ Voice Print(sm) technology is designed for full service delivery or for "plug-and-play" applications. The SpeakEZ Division has installed both types of applications as part of limited sales contracts and in trial platforms.

PRICING

INMATE CALLING SERVICES DIVISION

Transaction-based Pricing

The ICS Division's transaction-based pricing provides a recurring, usage-driven revenue stream. In a typical arrangement, the Division operates under long-term (three to five years) site-specific contracts with both a long-distance carrier and a local call provider. The customer pays transaction fees for each call processed by the Division, regardless of whether the customer collects the revenue for the call. The transaction fee is determined by the type of service performed by the Division and the total volume of calls processed for the customer during the monthly billing period. The Division bills these customers for transaction fees associated with calls processed during the previous month on net 30-day terms.

The ICS Division offers its customers a volume-adjusted schedule of transaction fees which provides discounts for higher volumes of calls processed per month. Since the discounted fees apply to all of the Division's call processing services, the customers have the incentive to increase the amount and scope of services performed by the Division.

The ICS Division separately bills the customer for other network services required by the customer, such as on-line database queries performed as part of the collect call validation process, and for certain types of network access lines. These services are billed to the customer with minimal margins on net 30-day terms.

The ICS Division's transaction-based pricing structure was developed in response to customers' demand for lower deployment costs and to reward customers for increased utilization of the Division's services. The Division believes that its transaction-based pricing policy differentiates it substantially from its competitors, enables its customers to rapidly deploy advanced call processing services to new sites and reinforces the relationships between the Division and its customers.

Direct Call Provisioning

The ICS Division from time to time acquires new contracts to provide inmate calling services directly as a long distance carrier or as an accommodation to certain customers in situations where the customer has a contract to provide long-distance services to the correctional facility but where the local exchange carrier is not a customer and not a member of the bidding team. In these cases, the Division then acts as the local call provider delivering a consistent level of service for all inmate calls, local or long distance.

As a direct inmate call provider, the ICS Division buys "wholesale" call services from the call providers to be re-sold as collect calls to the inmates' called parties. The Division uses the services of third parties to bill its calls to the billed parties. The Division enters into direct contracts with the correctional facilities and generally pays commissions on the gross billed revenue to the correctional facilities. Because of these and other operating costs, including bad debt write-offs, the margins from this line of business are significantly lower than the Division's transaction-based arrangements and the risk is considerably higher.

SPEAKEZ DIVISION

Pricing for the SpeakEZ Voice Print(sm) technology includes directly purchasing client-server systems, the licensing of software on a per voice print basis, as well as transaction based pricing based on enrollments and verifications. The SpeakEZ Division will also provide custom engineering services at a standard hourly rate or contractual project rate.

CUSTOMERS

INMATE CALLING SERVICES DIVISION

Transaction Fee Customers

The ICS Division provides its call processing services to AT&T, MCI WorldCom, Bell Atlantic, GTE, SBC Communications, Inc., U S West, BellSouth, and other call providers. For the year ended July 31, 1998, AT&T, Bell Atlantic, SBC Communications, Inc. and U S West accounted for approximately 31%, 21%, 15% and 15%, respectively, of the Company's total revenue. No other customer accounted for more than 10% of the Company's total revenue in the same period. The ICS Division believes that its customers have selected it on the basis of the quality and breadth of its turn-key services, the capability of its technology and its ability to price its services at competitive rates. The Division generally establishes non-exclusive master agreements with its customers which set forth the general terms and conditions, including price, under which the Division will provide its call processing services. The Division then enters into three to five year site-specific contracts under these master agreements which govern the provision of services in specific correctional facilities. Each master agreement provides that its term is automatically extended through the term of any site-specific contract under the master agreement. Certain site-specific contracts contain early termination provisions, including penalties. The Division's services are generally evaluated by its customers against both internal and external competition.

In a typical installation at a correctional facility, the ICS Division provides its services to an IXC, for inter-LATA calls, and one of its other customers for local and intra-LATA calls. Under this arrangement, the Division's services are provided to both customers, who, in turn, can offer a consistent service offering to the correctional facility.

The ICS Division's strategic relationships with its customers have resulted in several important benefits to the Division:

- A significant portion of the ICS Division's revenue has come from the conversion of its customers' existing contracts with correctional facilities.

_ The ICS Division services over 800 correctional facilities containing approximately 26% of the current U.S. inmate population.

- The ICS Division and its customers jointly submit proposals to state departments of corrections and large correctional facilities for new business opportunities. The Division is providing its services to 23 such state departments (including the District of Columbia) as of July 31, 1998.

_ The ICS Division services state, federal, and county facilities in 43 states and in addition services 26 of the 50 largest counties, or 52%, based on inmate population.

- The ICS Division benefits from the scope of its customers' sales and marketing staffs and greater market presence.

Direct Call Processing Customers

The ICS Division from time to time acquires new contracts to provide inmate calling services directly as a long distance carrier or as an accommodation to certain customers in situations where the customer has a contract to provide long-distance services to the correctional facility but where the local exchange carrier is not a customer and not a member of the bidding team. In these cases, the Division then acts as the local call provider delivering a consistent level of service for all inmate calls, local or long distance.

In 1998, the ICS Division installed its first significant location where the Division is the long distance carrier. Due to the changing competitive environment, the Division anticipates that it may potentially increase its role as a long distance carrier and experience the associated revenue in the future.

CELL-TEL MONITORING CUSTOMERS

Contain(sm) is a product and service offering which uses SpeakEZ Voice Print(sm) voice verification and the Internet for cost-effective caseload management by community corrections, probation and parole agencies. The Contain(sm) product has proceeded through several field trials and is currently being utilized commercially in a judicial district in Kansas.

SPEAKEZ DIVISION

The SpeakEZ Division markets its SpeakEZ Voice Print(sm) technology through various marketing channels. This includes service provider delivery and leveraging off current strategic partner relationships (e.g. GTE-TSI). In addition, the Division has entered into various sales and distribution agreements to deploy SpeakEZ Voice Print(sm) technology in various industries (e.g. Lucent, IBM, and OTG).

COMPETITION

INMATE CALLING  SERVICES DIVISION

The telecommunications services industry, especially the Public Communications sector and the inmate calling market, is and can be expected to remain highly competitive. The ICS Division competes directly with other suppliers of inmate call processing systems that sell their products to the Division's customers, such as manufacturers of call processing equipment. These include Lucent Technologies (formerly AT&T Network Systems), Nortel (formerly Northern Telecom, Inc.), Gateway Technologies, Inc., Evercom Communications, and Science Dynamics Corporation. The Division also competes with some of these same companies that are teamed with various call providers, including the Division's current customers. The Division believes that its ability to compete in the inmate calling industry depends upon the quality of the features and services it provides, its proprietary technology such as three-way call prevention, lower cost of deployment through transaction-based pricing, the availability of service administrators, the flexibility it offers through both premises-based and network-based systems and the strength of its relationships with customers. However, the Division often relies on its customers to market its services to correctional facilities, which has the effect of limiting the Division's control over the outcome of competitive bidding processes. In 1998, the Division installed its first significant location where the Division is the long distance carrier. Due to the changing competitive environment, the Division anticipates that it may potentially increase its role as a long distance carrier and experience the associated revenue in the future.

SPEAKEZ DIVISION

The market for speaker verification technology is just emerging. The SpeakEZ Division will primarily compete with speaker verification companies along with established speech recognition, IVR and telephone system companies. These include AT&T, InterVoice, Inc., ITT Aerospace/ Communication, Nortel, Phillips, IBM, Lernout and Hauspie, Texas Instruments, Veritel Corporation and Voice Control Systems, Inc., and Voice Processing Corporation. The Division also faces competition from biometric technology providers such as Identix and from network security technology providers such as Security Dynamics. The Division believes that its ability to compete for the markets outlined previously, depends on the performance of its technology, its feature-rich nature, and the cost and ease with which it is integrated with customers networks. In addition, the Division believes existing relationships and experience strengthen its competitive position.

MANUFACTURING AND PRODUCT DESIGN

INMATE CALLING SERVICES DIVISION

The ICS Division designs and develops its proprietary technology for its inmate calling systems. The Division has designed eleven proprietary printed circuit boards for its products. The final assembly and systems installation consists of rack-mounting multiple line cards, configuring the local area network, calibrating and conditioning the system and configuring software as required by the correctional facility. These procedures are performed by the Division's installers and service administrators on site, or at the point-of-presence in the case of a network-based installation. The Division strongly emphasizes quality control in the design, manufacture, installation and test phases of the product development and service delivery process.


                                      -15

In 1998, to remain on the forefront of innovative technology and a market leader in the Corrections Industry, the ICS Division developed a new Computer Telephony Interface Platform. This new Inmate Call Control System includes all of the current voice response technology, fraud control features, and network interfaces along with new data link interfaces, switching functions, a new Graphical User Interface (GUI) and many new call control features. The hardware is primarily composed of third party manufacturer product and utilizes high density digital/analog network interfaces and shared hardware resources to allow many channels of call control within a single enclosure. This architecture significantly reduces the physical space, power and operational maintenance requirements of the Division's current inmate calling system while also dramatically increasing system features, functionality and efficiencies.

SPEAKEZ DIVISION

SpeakEZ Voice Print(sm) technology is primarily software applications. The hardware necessary for implementation is primarily provided by third party manufacturers and is available from a variety of suppliers.

RESEARCH AND PRODUCT DEVELOPMENT

The Company believes that the timely development of new products and enhancements to existing products is essential to maintain its competitive position. The Company conducts research and development to enhance its existing products (including inmate calling products and SpeakEZ Voice Print(sm) products) and to build new products , both complementary to the existing product line and in new functional areas. In addition to the research and development effort noted above, the Company has devoted resources to two technology-based joint ventures; Cell-Tel Monitoring, Inc. ("Cell-Tel") and Sentry Systems, Inc. ("Sentry"). Delays or difficulties associated with new products or product enhancements could have a material adverse affect on the Company's business, operating results and financial condition.

During fiscal 1998, 1997 and 1996, the Company's research and product development expenditures were approximately $2.3 million, $2.8 million and $2.4 million. Such amounts in 1998 and 1997 are net of capitalized software development costs of $1,117,000 and $469,000, respectively. There were no such costs capitalized in 1996. Approximately $1.5 million of research and product development expenditures were for the SpeakEZ Voice Print(sm) technology in 1998 and 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Cell-Tel engages in the sales and marketing and research and development of a prisoner/parolee electronic monitoring device using the Company's SpeakEZ Voice Print(sm) technology. Cell-Tel's product, Contain(sm) is designed to provide a remote monitoring system with an Internet based case management system. As of July 31, 1998 the Company had invested $1,343,000 in the preferred stock of Cell-Tel. The Company anticipates purchasing additional preferred stock of approximately $800,000 in fiscal 1999. These funds will be used by Cell-Tel to continue the development and market deployment of its Contain(sm) product.

Sentry is an entity that the Company owns an interest of approximately twenty percent. Sentry specializes in Internet Computer Network Security applications. Sentry uses the SpeakEZ Voice Print(sm) technology in the delivery of its products and services.

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

The FCC has adopted a petition filed by an industry group comprised of independent inmate call providers asking the FCC to adopt regulations modifying the treatment of the provision of inmate calling services by all Local Exchange Carriers ("LECs") including the RBOCs. This petition requires the LECs to provide separate accounting records for their public communication segments which includes inmate calling. These regulations may be to require LECs to allocate more of their costs to inmate calling services, thereby making the RBOC customers of the Company less competitive in this market, which in turn could have a material adverse effect on the Company.

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

On January 29, 1998 the FCC issued Order 98-7. This Order required that all called parties have the opportunity to receive a rate quote before accepting a collect call. These rate quotes are necessary for all public payphones and all inmate collect calling. Currently, the Company's equipment deployed in the field does not provide such a feature. However, this feature has been developed and will be installed in all of the Company's sites by the October 1, 1999 FCC mandated deadline.

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

PATENTS AND OTHER PROPRIETARY RIGHTS

The Company relies on a combination of patents, copyrights, and trade-secrets to establish and protect its proprietary rights in its systems. The Company vigorously pursues protection of its proprietary technology and other intellectual property. On June 7, 1994, the US Patent & Trademark Office issued to the Company Patent No. 5,319,702 related to three-way call detection. The Company has filed a corresponding patent application with the patent office in Canada, but this application has not yet been acted upon. On July 23, 1997, the US Patent Trademark Office issued to the Company Patent No. 5,539,812 which is a continuation-in-part of Patent No. 5,319,702. While the Company considers any patents issued to be a significant factor in enabling it to compete in the inmate calling industry, the Company believes its success is primarily dependent on the knowledge, ability and experience of its personnel, its customer service and its ongoing ability to develop services to meet its customers' needs. The Company has sought federal and state trademark protection for certain of its trademarks, including Strike Three!(TM) and T-NET(TM). Additionally, the Company is seeking patent protection under a pending application for significant enhancements to its three-way detection technology.

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

In December 1995, the Company was awarded a Consent Order from the U.S. District Court in Colorado as a result of a patent infringement lawsuit it brought against Communications Equipment and Engineering Corp. (CEECO). By terms of the Consent Order, CEECO admitted infringement of the Company's technology and agreed to cease the manufacturing of the infringing product. Included in the CEECO settlement, the Company was granted an exclusive license for US Patent No. 4,993,062 for "Telephone Control System Including Stored Blocked and Allowed Telephone Numbers: (the "DULA Patent").

EMPLOYEES

As of July 31, 1998, the Company had 371 full-time equivalent employees. For the ICS Division, the departmental classification of such employees is as follows:
18 engineering and product development personnel; 12 marketing and sales personnel; 47 finance, information systems and administrative personnel; 10 production and installation personnel; and 245 field operations personnel. For the SpeakEZ Division, the departmental classification of such employees is as follows: 24 research and product development personnel; 10 marketing and sales personnel; 5 administrative personnel. None of the Company's employees are subject to a collective bargaining agreement.

RISK FACTORS

In addition to other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report may contain forward looking statements that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "effect," "estimate," "expect," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this report.

INMATE CALLING SERVICES DIVISION

Dependence on Major Customers. The Company is substantially dependent upon its relationships with certain customers. For the year ended July 31, 1998 AT&T, Bell Atlantic, US WEST, and SBC Communications, Inc. accounted for approximately 31%, 21%, 15%, and 15%, respectively of the Company's total revenue. The Company anticipates that these customers will represent a substantial portion of the Company's total revenue in the future. The loss of any of these four customers would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes that its customers have selected it on the basis of the quality and breadth of its turn-key service offering, capability of its technology and on its ability to price its services at competitive rates. If the Company fails to adequately monitor and maintain the quality and expand the breadth of its service offerings, advance its technology or continue to price its services competitively, one or more of its major customers may select alternative call processing services.

In addition, the Company relies to a significant extent on its customers to obtain new contracts with correctional facilities, which has the effect of limiting the Company's control over the competitive bidding process. The Company generally establishes non-exclusive master agreements with its customers which set forth the general terms and conditions, including price, under which the Company will provide its call processing services. The Company then enters into site-specific contracts under these master agreements which govern the provision of services in specific correctional facilities. Accordingly, revenue growth and stability will depend in large part on the Company's ability to enter into new, and renew existing site-specific contracts with its customers. There can be no assurance that the Company will obtain new or renew existing master agreements or site-specific contracts will be renewed or extended, or that these customers may not enter into similar agreements with others. Certain of the site specific contracts contain early termination provisions, including penalties. Notwithstanding such provisions, termination of one or more of these contracts could have a material adverse effect on the Company. See "Business - Customers."

Government Regulation. The operations of the Company and its customers are subject to regulation by the Federal Communications Commission (the "FCC") and public utility commissions of certain states in which the Company and its customers operate. Regulatory actions have impacted and are likely to continue to impact, both the Company's and its customers' operations. For example, the adoption of regulations which would encourage additional competition in the business of the Company's customers could have a material adverse effect on the amount of business done by such customers and the manner in which such business is done. A reduction in the amount of business done by the Company's customers would have a material adverse impact on the Company's revenue since such revenues are directly related to volumes of calls processed under the Company's transaction fee pricing. Changes in the manner in which the Company's customers conduct their business could have a material adverse impact on the Company if, as a result of such changes, the Company's services and features were no longer needed or desired or if the Company were not able to modify, or add to, its services in a way that meets the new market demands of its customers.

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

On January 29, 1998 the FCC issued Order 98-7. This Order required that all called parties have the opportunity to receive a rate quote before accepting a collect call. These rate quotes are necessary for all public payphones and all inmate collect calling. Currently, the Company's equipment deployed in the field does not provide such a feature. However, this feature has been developed and will be installed in all of the Company's sites by the October 1, 1999 FCC mandated deadline. See "Business - Regulation."

Competition. The telecommunications industry, particularly the inmate calling market, is and can be expected to remain highly competitive. The Company competes directly against other suppliers of inmate call processing systems, such as private pay phone operators and manufacturers of call processing equipment. In addition, the Company and its customers jointly compete against other call providers to obtain contracts for inmate calling services. Finally, the Company may also compete against its customers who have used another call provider on a particular bid. Changes in regulations have affected the competitive dynamics within the Company's inmate calling market. Increased competition could result in reduced transaction fees, reduced margins and loss of market share, all of which would have a material adverse effect on the Company's business, operating results and financial condition. See "Business - Regulation."

The Company believes that its ability to compete in the inmate calling industry depend on the quality and breadth of its turn-key service offering, the capability of its technology, its ability to price its services at competitive rates, and its relationships with key customers. Although the Company has its own sales force, it often relies on its customers to market its services to correctional facilities, which has the effect of limiting the Company's control over the marketing and bidding process. Marketing decisions by customers of the Company to offer less competitive solutions could have a material adverse effect on the Company.

Risk of System and Service Obsolescence. The telecommunications industry is characterized by rapid technological advancements, frequent new service introductions and evolving industry standards. The Company believes that its continued and future success will depend upon its ability to anticipate and respond to such changes. Current competitors or market entrants may develop technologies, services or standards which could render the Company's technology and systems obsolete or adversely affect the marketability of the Company's system and service offerings. In addition, as the telecommunications networks are modernized and evolve from analog-based to digital-based systems, certain features offered by the Company may diminish in value. Moreover, regulatory actions affecting the telecommunications industry may require significant upgrades to its current technology or may render the Company's service offerings obsolete or commercially unattractive. There can be no assurance that the Company will have sufficient technical, managerial or financial resources to develop or acquire new technology or to introduce new services or products that would meet customer needs in a timely fashion. See "Business - Regulation."

Protection of Proprietary Technology. The Company's success depends in part on its proprietary technology, particularly in the area of three-way call prevention. The Company relies on a combination of patent and copyright law and non-disclosure agreements to establish and protect its proprietary rights in its systems. Such protection may not preclude competitors from developing systems with features similar to the Company's offerings. Although the Company intends to defend its intellectual property rights vigorously, there can be no assurance that any measures taken by the Company to defend its rights will be successful. The Company believes it has a strong patent position in the area of three-way call prevention. However, most of the Company's competitors also claim to have such technology, and there can be no assurance that the Company's patents will not be successfully challenged in court or that competitors will not develop alternative means to provide this feature. Moreover, any litigation required to protect the Company's proprietary rights could result in substantial costs and diversion of financial, managerial and other resources. See Business - Patents and Other Proprietary Rights."

Risk of Infringing on Existing Patents. The Company believes that its systems, trademarks, and other proprietary rights do not infringe upon any valid proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future. The cost of defending assertions of patent and trademark infringement could be material, whether or not the assertion is ultimately determined to be valid. See Business - Patents and Other Proprietary Rights."

The Risks Associated with the Company's Year 2000 Issues. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remedial their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed, or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, until the Company receives responses from a significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SPEAKEZ DIVISION

Market and Product acceptance. The Company's acquisition of SpeakEZ in October 1995 has led to an increased focus on new technology, specifically speaker verification and identification technologies. The Company believes that its on going product development activities for the SpeakEZ Voice Print(sm) technology will provide current and future opportunities for revenue. SpeakEZ Voice Print(sm) products are available and ready for sale in the computer network security, call centers, telecommunications and government services markets. However, there can be no assurance that these products will achieve market acceptance and become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Voice print revenue for the Company has been minimal to date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Variability of Sales Cycle; Fluctuations in Operating Results. The SpeakEZ Voice Print(sm) products are also often subject to a long sales cycle. This is especially true in the Company's target markets, where customers generally commit significant resources to an evaluation of new software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. Further, in most cases the Company's SpeakEZ Voice Print(sm) software applications must be integrated and made compatible with the customers' embedded information systems. Typically, the system integration effort requires the cooperation of other technology vendors which also contribute to the extension of the sales cycle. The Company will likely experience delays following initial contact with prospective customers and expend substantial funds and management effort in connections with these sales. There can be no assurance that the Company will be able to successfully execute such sales. The Company uses other technology suppliers in addition to its own direct sales force to distribute its technology and therefore at time lacks control over such partners. For these reasons, revenue from the Company's SpeakEZ Voice Print(sm) products and services will be difficult to predict. While the Company attempts to pursue multiple market revenue opportunities at any given time, there can be no assurance that the Company will not experience fluctuations in revenue from its SpeakEZ Voice Print(sm) products and services. There is no assurance that these products will be commercially accepted or profitable in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

The Company's corporate headquarters and assembly operations are located in approximately 38,000 square feet of leased office space in Englewood, Colorado. The lease for such space terminates effective November 1, 2001. These facilities are suitable and adequate for the Company's operations currently and through the end of the lease. The Company also leases approximately 13,000 square feet in Piscataway, New Jersey, where the company's SpeakEZ Voice Print(sm) research and development operations are located. In addition, as of July 31, 1998, the Company leased 5 point of presence locations throughout the country, with a maximum size of approximately 900 square feet. These point of presence facilities are suitable and adequate for the Company's operations in these locations currently and for the foreseeable future.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Common Stock of the Company is quoted on the Nasdaq Stock Market(sm) under the symbol "TNTX." The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock of the Company, all as reported on the Nasdaq Stock Market(sm) for the two most recent fiscal years.

                                                                                                HIGH          LOW

Year Ended July 31, 1998
           First quarter..............................................................       $ 11.00       $ 6.88
           Second quarter.............................................................         11.00         8.38
           Third quarter..............................................................         13.88         9.38
           Fourth quarter.............................................................         11.00         8.00

Year Ended July 31, 1997
           First quarter..............................................................       $ 14.75       $ 8.50
           Second quarter.............................................................         14.13         9.25
           Third quarter..............................................................         12.25         7.00
           Fourth quarter.............................................................         10.25         6.75

As of October 16, 1998, the number of record holders of the Company's common stock was approximately 156, and the Company estimates that as of that date there were 2,112 beneficial owners of its stock.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings, if any, to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended July 31, 1998, are derived from the audited consolidated financial statements of the Company and subsidiaries. The consolidated financial statements as of July 31, 1998 and 1997, and for each of the years in the three-year period ended July 31, 1998, are included elsewhere in this Form 10-K.

                                                                              YEAR ENDED JULY 31,
                                                          --------------------------------------------------------
                                                           1998        1997         1996        1995         1994
                                                           ----        ----         ----        ----         ----
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
   Telecommunications services.......................   $ 34,860    $ 33,471     $ 30,249    $ 24,262       $ 7,529
   Telecommunications licensing......................        205         750            -           -             -
   Direct call provisioning..........................      2,516       1,395        3,072       3,492         3,416
   Voice print.......................................        632         676           57           -             -
   Equipment sales...................................          -           -            -           -           345
                                                        --------    --------     --------    --------       -------
       Total revenue.................................     38,213      36,292       33,378      27,754        11,290
Expenses:
   Operating costs and expenses:
     Telecommunications services.....................     15,920      14,478       13,489      10,658         3,128
     Direct call provisioning........................      2,311       1,297        2,940       3,370         2,840
     Voice print.....................................         78         170            -           -             -
     Cost of equipment sold..........................          -           -            -           -           304
                                                        --------    --------     --------    --------       -------
       Total operating costs and expenses............     18,309      15,945       16,429      14,028         6,272
   Selling, general and administrative...............      7,448       7,488        6,434       5,413         2,703
   Research and development..........................      2,354       2,769        2,374         732           494
   Depreciation and amortization.....................      8,250       8,135        5,920       3,607         1,099
                                                        --------    --------     --------    --------       -------
       Total expenses................................     36,361      34,337       31,157      23,780        10,568
                                                        --------    --------     --------    --------       -------
   Operating income .................................      1,852       1,955        2,221       3,974           722
   Interest expense..................................     (1,055)       (932)        (548)       (636)       (1,044)
                                                        --------    --------     --------    --------       -------
       Earnings (loss) before income taxes...........        797       1,023        1,673       3,338          (322)
   Income taxes......................................       (198)       (432)         (46)       (150)            -
                                                        --------    --------     --------    --------       -------
       Net earnings (loss)...........................   $    599    $    591     $  1,627    $  3,188       $  (322)
                                                        ========    ========     ========    ========       =======
   Diluted earnings (loss) per common share..........   $   0.07    $   0.06     $   0.18    $   0.38       $ (0.06)
                                                        ========    ========     ========    ========       =======
   Weighted average common shares
     outstanding - diluted...........................      9,206       9,156        8,814       8,360         5,280

NUMBER OF CALLS PROCESSED............................     93,303      90,953       79,760      61,650        19,846

                                                                                   JULY 31,
                                                          1998         1997         1996        1995        1994
                                                          ----         ----         ----        ----        ----
                                                                             (AMOUNT IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.........................................   $ 44,673    $ 46,910     $ 42,527     $ 34,904     $ 16,968
Loans from customer..................................          -           -            -          449        3,728
Debt.................................................     10,803      13,378        6,809        5,613        5,883
Total liabilities....................................     16,203      20,058       16,968       14,449       15,401
Shareholders' equity.................................     28,470      26,852       25,559       20,455        1,567

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-K include forward-looking statements that involve risks and uncertainties not limited to, the demand for the Company's products and services and market acceptance risks which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, the effect of the Year 2000 Issue, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with the other risks detailed herein. See "Business - Risk Factors."

OVERVIEW

INMATE CALLING SERVICES

The Company derives revenue under contracts with its customers, including AT&T, Bell Atlantic, U S WEST, SBC Communications, Inc., BellSouth, MCI WorldCom and GTE, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.

                                                                     THREE MONTHS ENDED
                              -----------------------------------------------------------------------------------------------------
                               JUL. 31,    APR. 30,     JAN. 31,     OCT. 31,     JUL. 31,     APR. 30,     JAN. 31,     OCT. 31,
                                 1998        1998         1998         1997         1997         1997         1997         1996
                              -----------------------------------------------------------------------------------------------------
Call volumes processed....... 23,195,000  22,972,000   23,636,000   23,500,000   23,468,000   22,695,000   23,059,000   21,731,000
Average daily transactions...    252,000     258,000      257,000      255,000      255,000      255,000      250,000      236,000

The Company's call volume and revenue growth have resulted primarily from the net addition of call processing systems for both existing and new customers. The Company believes it has also benefited, to a lesser extent, from the overall growth in the inmate calling market. These factors have been offset somewhat by the reductions in call volumes as a result of non-renewal of existing site specific customer contracts in competitive bidding arrangements, prisoner relocation programs, and increased use of call control measures by correctional institutions. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new systems for existing customers.

SPEAKEZ DIVISION

The Company's acquisition of SpeakEZ in October 1995 has led to an increased focus on new technology, specifically speaker verification and identification technologies. The Company believes that its ongoing product development activities for the SpeakEZ Voice Print(sm) technology will provide current and future opportunities for revenue. SpeakEZ Voice Print(sm) products are available and ready for sale in the computer network security, call centers, telecommunications and government services markets. However, there can be no assurance that these products will achieve market acceptance and become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Voice print revenue for the Company has been minimal to date.

The SpeakEZ Voice Print(sm) products are also often subject to a long sales cycle. This is especially true in the Company's target markets, where customers generally commit significant resources to an evaluation of new software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. Further, in most cases the Company's SpeakEZ Voice Print(sm) software applications must be integrated and made compatible with the customers' embedded information systems. Typically, the system integration effort requires the cooperation of other technology vendors which also contribute to the extension of the sales cycle. The Company will likely experience delays following initial contact with prospective customers and expend substantial funds and management effort in connections with these sales. There can be no assurance that the Company will be able to successfully execute such sales. The Company uses other technology suppliers in addition to its own direct sales force to distribute its technology and therefore at time lacks control over such partners. For these reasons, revenue from the Company's SpeakEZ Voice Print(sm) products and services will be difficult to predict. While the Company attempts to pursue multiple market revenue opportunities at any given time, there can be no assurance that the Company will not experience fluctuations in revenue from its SpeakEZ Voice Print(sm) products and services. There is no assurance that these products will be commercially accepted or profitable in the future. See "Business - Risk Factors."

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended July 31, 1998 and 1997.

                                                                                         YEAR ENDED JULY 31,
                                                                                        ---------------------
                                                                                        1998             1997
                                                                                        ----             ----

Revenue:
   Telecommunications services..................................................           91%            92%
   Telecommunications licensing.................................................            1              2
   Direct call provisioning.....................................................            6              4
   Voice print    ..............................................................            2              2
                                                                                        -----           ----
       Total revenue............................................................          100            100

Expenses:
   Operating costs and expenses.................................................           48             44
   Selling, general and administrative..........................................           19             21
   Research and development.....................................................            6              8
   Depreciation and amortization................................................           22             22
                                                                                        -----           ----
     Operating income...........................................................            5              5
   Interest expense.............................................................           (3)            (2)
                                                                                        -----           ----
     Earnings before income taxes...............................................            2              3
   Income taxes   ..............................................................           (1)            (1)
                                                                                        -----           ----
     Net earnings ..............................................................            1%             2%
                                                                                        =====           ====

Total Revenue. Total revenue increased 5% to $38,213,000 for the year ended July 31, 1998, from $36,292,000 for the prior year. This increase resulted from increases in telecommunications services revenue, offset by a reduction in telecommunications licensing and voice print revenue. The 4% increase in telecommunications services revenue to $34,860,000 for the year ended July 31, 1998, from $33,471,000 in the prior year, was due to a 3% increase in call volume to 93,303,000 calls resulting primarily from a net increase in the number of installed systems and an increase in revenue associated with call verification procedures for new and existing customers. The Company recorded $205,000 of telecommunications licensing revenue associated with the licensing of the Company's Strike Three(TM) product for the year ended July 31, 1998 compared to $750,000 for the year ended July 31, 1997. The 1997 revenue was associated with the licensing of the Company's Strike Three(TM) product to a single customer. The Company does not expect significant contribution from telecommunications licensing revenue in the near future.

Direct call provisioning revenue increased as a percentage of total revenue. There was an increase in direct call provisioning revenue of $1,121,000 for the year ended July 31, 1998 compared to the prior year. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The Company anticipates an increase in direct call provisioning revenue in the event that it continues to be successful in provisioning the long distance service on certain site contracts. The Company also recognized SpeakEZ Voice Print(sm) revenue in the amount of $632,000 for the year ended July 31, 1998 or a decrease of $44,000 from the corresponding prior period. SpeakEZ Voice Print(sm) revenue was primarily for provisioning of services and for the sale of software licenses and hardware systems, and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating Costs and Expenses. Total operating costs and expenses increased to $18,309,000 for the year ended July 31, 1998, from $15,945,000 for the year ended July 31, 1997, and also increased as a percentage of total revenue to 48% from 44% in the prior year due to the inclusion of a larger proportion of direct call provisioning expenses and increases in telecommunication services expense associated with personnel and communications. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the year ended July 31, 1998 include the cost of services performed and royalty charges.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended July 31, 1998 and 1997.

                                                                                          YEAR ENDED JULY 31,
                                                                                         ---------------------
                                                                                         1998             1997
                                                                                         ----             ----

Operating costs and expenses:
    Telecommunications services.....................................................       46%             43%
    Direct call provisioning........................................................       92              93
    Voice print.....................................................................       12              25

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 46% for the year ended July 31, 1998, from 43% in the prior year. The increase is primarily due increases in personnel related expenses and communication costs associated with the addition of new sites. Direct call provisioning costs decreased as a percentage of corresponding revenue to 92% for the year ended July 31, 1998, from 93% in the corresponding prior year. This percentage decrease is primarily attributable to an increase in higher margin direct call provisioning revenue. Most of the cost components have remained consistent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7,448,000 for the year ended July 31, 1998, from $7,488,000 in the prior year, and decreased as a percentage of total revenue to 19% from 21% in the corresponding prior year. The dollar decrease was $40,000. Increases in costs associated with the marketing personnel and other marketing and administrative costs to support the SpeakEZ Voice Print(sm) products of $1,152,000 and increases in office expenses of $202,000 were offset primarily by reductions in property taxes, travel expenses, and legal and other professional fees aggregating approximately $1,258,000. Selling, general and administrative expenses associated with the SpeakEZ Voice Print(sm) technology were $2,090,000 for the year ended July 31, 1998 as compared to $938,000 for the corresponding prior period. The Company anticipates a reduction in the sales and marketing efforts associated with the SpeakEZ Voice Print(sm) products and services due to personnel reductions. The Company believes it can implement these reductions without sacrificing potential revenue growth. Selling, general and administrative expenses associated with the ICS Division are expected to increase due to personnel cost increases and other general cost increases. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as that anticipated for selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses decreased to $2,354,000 for the year ended July 31 1998, from $2,769,000 in the corresponding prior period. The research and development expense for the ICS Division decreased to $818,000 for the year ended July 31 1998, from $1,242,000 in the corresponding prior period. For the year ended July 31, 1998, the Company capitalized $744,000 of computer software development costs associated with the development of a new inmate calling platform compared to $58,000 for the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(sm) technology was $1,536,000 for the year ended July 31 1998 as compared to $1,527,000 for the corresponding prior period. For the year ended July 31 1998, the Company capitalized $373,000 of computer software development costs associated with the SpeakEZ Voice Print(sm) technology compared to $411,000 for the corresponding prior period. Under a government contract, SpeakEZ is partially reimbursed for research and development expenses incurred relating to this agreement. The reimbursement totaled approximately $288,000 for the year ended July 31 1998 and was recognized as a reduction to SpeakEZ Voice Print(sm) technology related research and development expenses. Such reimbursements were $350,000 for the corresponding prior period. The Company expects the research and development expense for the ICS Division to increase in fiscal 1999 due to an increase in personnel costs. The research and development expense associated with the SpeakEZ Voice Print(sm) technology is also expected to increase due to the end of the government contract, however this will be offset somewhat by personnel reductions.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $8,250,000 for the year ended July 31, 1998, from $8,135,000 in the corresponding prior period. The increase is due to an increase in depreciation on office equipment and increased amortization of intangibles. There was a net reduction in depreciation expense associated with telecommunications equipment due to certain assets being fully depreciated. The depreciation and amortization expense associated with the SpeakEZ Voice Print(sm) technology and the related business acquisition was $924,000 for the year ended July 31, 1998 as compared to $705,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase as new sites are added, however it will be offset to the extent that equipment becomes fully depreciated.

Interest Expense. Interest expense increased to $1,055,000 for the year ended July 31, 1998, from $932,000 in the corresponding prior period. The increase was primarily attributable to an increase in the average daily debt balance. The increase in indebtedness was necessary to support capital expenditures for inmate call processing systems.

Fiscal 1997 Compared to Fiscal 1996

The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended July 31, 1997 and 1996.

                                                                                         YEAR ENDED JULY 31,
                                                                                        --------------------
                                                                                        1997            1996
                                                                                        ----            ----

Revenue:
   Telecommunications services..................................................           92%            91%
   Telecommunications licensing.................................................            2              -
   Direct call provisioning.....................................................            4              9
   Voice print    ..............................................................            2              -
                                                                                        -----          -----
       Total revenue............................................................          100            100

Expenses:
   Operating costs and expenses.................................................           44             49
   Selling, general and administrative..........................................           21             19
   Research and development.....................................................            8              7
   Depreciation and amortization................................................           22             18
                                                                                        -----          -----
     Operating income...........................................................            5              7
   Interest expense.............................................................           (2)            (2)
                                                                                        -----          -----
     Earnings before income taxes...............................................            3              5
   Income taxes   ..............................................................           (1)             -
                                                                                        -----          -----
     Net earnings ..............................................................            2%             5%
                                                                                        =====          =====

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

Direct call provisioning revenue decreased as a percentage of total revenue in part due to the increase in telecommunications services revenue and other forms of revenue and due to the conversion of direct sites to telecommunications services revenue sites. There was a decrease in direct call provisioning revenue of $1,677,000 due to conversion of certain sites serviced to transaction based fees. The Company also recognized SpeakEZ Voice Print(sm) revenue in the amount of $676,000 for custom engineering and for the sale of software licenses and hardware systems.

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

                                                                                          YEAR ENDED JULY 31,
                                                                                         ---------------------
                                                                                         1997             1996
                                                                                         ----             ----

Operating costs and expenses:
    Telecommunications services.....................................................       43%             45%
    Direct call provisioning........................................................       93              96
    Voice print.....................................................................       25               -

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

                                                                            THREE MONTHS ENDED
                                                          ------------------------------------------------------
                                                           JUL. 31,       APR. 30,        JAN. 31,      OCT. 31,
                                                             1998           1998             1998          1997
                                                             ----           ----             ----          ----
                                                                           (AMOUNTS IN THOUSANDS)
Revenue:
   Telecommunications services.......................     $ 8,539        $ 8,539         $ 8,979        $ 8,803
   Telecommunications licensing......................          40            109              10             46
   Direct call provisioning..........................         783            664             563            506
   Voice print.......................................          49            122              81            380
                                                          -------        -------         -------        -------
       Total revenue.................................       9,411          9,434           9,633          9,735
Expenses:
   Operating costs and expenses......................       4,635          4,614           4,582          4,478
   Selling, general and administrative ..............       2,079          1,774           1,732          1,863
   Research and development..........................         636            606             530            582
   Depreciation and amortization.....................       1,983          2,056           2,063          2,148
                                                          -------        -------         -------        -------
       Total expenses................................       9,333          9,050           8,907          9,071
                                                          -------        -------         -------        -------
   Operating income .................................          78            384             726            664
   Interest expense..................................        (285)          (237)           (263)          (270)
                                                          -------        -------         -------        -------
       Earnings (loss) before income taxes...........        (207)           147             463            394
     Income taxes....................................          54            (37)           (116)           (99)
                                                          -------        -------         -------        -------
       Net earnings (loss)...........................     $  (153)       $   110         $   347        $   295
                                                          ========       =======         =======        =======

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's unaudited quarterly statement of operations.

                                                                            THREE MONTHS ENDED
                                                          ------------------------------------------------------
                                                           JUL. 31,       APR. 30,        JAN. 31,      OCT. 31,
                                                            1998           1998             1998          1997
                                                            ----           ----             ----          ----

Revenue:
   Telecommunications services........................         90%            91%             93%            90%
   Telecommunications licensing.......................          1              1               -              1
   Direct call provisioning...........................          8              7               6              5
   Voice print........................................          1              1               1              4
                                                             ----           ----           -----           ----
       Total revenue..................................        100            100             100            100

Expenses:
   Operating costs and expenses.......................         49             49              48             47
   Selling, general and administrative ...............         22             19              18             19
   Research and development...........................          7              6               5              6
   Depreciation and amortization......................         21             22              21             21
                                                             ----           ----           -----           ----
     Operating income ................................          1              4               8              7
   Interest expense...................................         (3)            (2)             (3)            (3)
                                                             ----           ----           -----           ----
     Earnings before income taxes.....................         (2)             2               5              4
   Income taxes.......................................          1             (1)             (2)            (2)
                                                             ----           ----           -----           ----
     Net earnings ....................................         (1)%            1%              3%             2%
                                                             ====           ====           =====           ====

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for each unaudited quarter:

                                                                         THREE MONTHS ENDED
                                                          ------------------------------------------------------
                                                           JUL. 31,       APR. 30,        JAN. 31,      OCT. 31,
                                                            1998           1998             1998          1996
                                                            ----           ----             ----          ----

Operating costs and expenses:
   Telecommunications services.........................      46%            46%              45%            45%
   Direct call provisioning............................      82             99               94             95
   Voice print.........................................       -              7               44             24

The Company recorded a net loss for the quarter ended July 31, 1998. At the current rate of revenue and expenses, the Company anticipates a probable loss for the first quarter of fiscal 1999. Details of the components of earnings and loss are discussed in the following sections.

Total revenue decreased in the quarter ended July 31, 1998 to $9,411,000 from $9,434,000 in the quarter ended April 30, 1998. However, telecommunications services revenue remained constant quarter to quarter. The offsetting difference was a reduction in telecommunication licensing revenue of $69,000 and SpeakEZ Voice Print(sm) revenue of $73,000. The Company does not expect a significant increase in the quarterly amounts of telecommunications services revenue. This consistent rate of total revenue is not expected to increase significantly and is anticipated to contribute to a probable loss in the first quarter of fiscal 1999.

Total operating costs and expenses remained consistent for the quarter ended July 31, 1998 as compared to the prior quarter. This is primarily telecommunications services expense of $3,991,000. Telecommunications services expense for the quarter ended April 30, 1998 was $3,947,000. As a percentage of related revenue, telecommunications services expense remained constant at 46% for the quarter ended July 31, 1998 and for the quarter ended April 30, 1998 due to increases in personnel and telecommunication costs and the relative lack of increase in corresponding revenue. The Company expects the cost percentage of telecommunications services to increase over that generated in the quarter ended July 31, 1998. Total expenses, which include a large component of salaries, are anticipated to increase in the first quarter of fiscal 1999 due to the Company's annual wage increases which are effective August 1, 1998.

Selling, general and administrative expenses increased by $305,000 in the quarter ended July 31, 1998 as compared to the previous quarter primarily due to increases in professional services. The total amount of selling, general, and administrative expenses is expected to increase in fiscal 1999 due to personnel cost increases and the expected increases in other costs and services. Research and development expense remained consistent quarter to quarter, however it is expected to increase in the fiscal 1999 quarters due to the end of a government contract.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Cash provided by operations supplied the Company with a majority of its cash needs for the year ended July 31, 1998. Cash provided by operations was $8,682,000 for the year July 31, 1998 as compared to $1,986,000 for the prior period. The change in cash provided by operations was primarily attributable to increases in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable, and deferred tax expense. Comparably, these net amounts totaled $9,734,000 for the year ended July 31, 1998 and $9,389,000 for the same period in the prior year. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the year ended July 31, 1998 was made up primarily of decreases in accounts receivable of $799,000 and decreases in accounts payable of $220,000 and in accrued liabilities of $1,060,000. The total change for the year ended July 31, 1996 was made up primarily of increases in accounts receivable of $3,745,000 and decreases in accounts payable of $4,976,000, offset by increases in accrued liabilities of $1,560,000. The net cash used in financing activities in the year ended July 31, 1998 was $1,754,000.

Cash used in investing activities was $6,703,000. This included capital expenditures of $4,243,000 for the year ended July 31, 1998 as compared to $7,346,000 in the prior period. The capital expenditures for the year ended July 31, 1998 were mainly for telecommunications equipment and office equipment. Additional investing activities of $2,460,000 for the year ended July 31, 1998 and $1,208,000 for the year ended July 31, 1997 included expenditures for investments in preferred stock, capitalized software development costs and patent defense costs. The 1998 total included $1,117,000 for software development costs and $1,343,000 in preferred stock investment in Cell-Tel Monitoring, Inc., the Company's strategic partner in a home incarceration and probation administration product, Contain(sm) The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and will increase as the current base of systems are upgraded to provide increased functional ability and to be compliant with FCC regulations regarding rate announcements.

The Company has been funding its operations by using cash provided by operations and available borrowings under a $20,000,000 line of credit. Management believes that the credit facility should be sufficient to fund the Company's operations and anticipated new inmate call processing systems, upgrades of existing systems, and potential installations for SpeakEZ Voice Print(sm) for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

THE YEAR 2000 ISSUE

The Problem. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations of the Company and its suppliers and customers.

The Company's State of Readiness. The Company has instituted a Year 2000 Project. As a part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software, and embedded technologies. The evaluation revealed that the Company's current proprietary hardware based inmate calling platform deployed on behalf of the Company's customers, the internal network hardware and operating system that provides the Company's Local Area Network ("LAN") and Wide Area Network ("WAN"), voice mail system, and accounting and business process software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Pursuant to the FCC Order 98-7, associated with the requirement for rate quotes, the Company's inmate calling system must be upgraded by October 1999. As a result of this upgrade, the inmate calling system will be Year 2000 compliant. The Company's internal systems and or programs are predominantly "off-the-shelf" products with Year 2000 versions now available. The Company's internal network, e-mail system and accounting and business process software are scheduled for update utilizing vendor provided upgrades by June 1999.

As part of the Company's Year 2000 Project, the Company plans to contact its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The communications are planned to be completed by January, 1999. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company and its operations.

The Costs to Address the Company's Year 2000 Issues. Expenditures in fiscal 1998 for the Year 2000 Project amounted to less than $20,000. Management expects that the completion of its Year 2000 Project may result in additional expenditures of approximately $500,000. The estimated replacement cost of certain network equipment associated with the WAN portion of the internal network could be an additional $500,000.

The Risks Associated with the Company's Year 2000 Issues. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of network parts and materials, late, missed, or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, until the Company receives responses from a significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

The Company's Contingency Plan. The Company has not, to date, implemented a Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by October, 1999. As part of the Company's Year 2000 Project, the Company plans to hire additional project management resources. The Company has not yet been notified by its customers that it will be required to have an outside consultant to verify and validate the Company's Year 2000 compliance. Final Year 2000 verification and validation is scheduled to occur April, 1999. However, the Company would expect to develop and implement a contingency plan by the end of March, 1999, in the event the Company's Year 2000 Project should fall behind schedule.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are included herein beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding the Registrant's directors and executive officers will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 10, 1998. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 10, 1998. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners, directors and executive officers of Registrant will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 10, 1998. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on or about December 10, 1998. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements:

                 Independent Auditors' Report........................................................   F-1
                 Consolidated Balance Sheets as of July 31, 1998 and 1997............................   F-2
                 Consolidated Statements of Operations for the Years Ended
                   July 31, 1998, 1997 and 1996......................................................   F-3
                 Consolidated Statements of Shareholders' Equity for the Years Ended
                   July 31, 1998, 1997 and 1996......................................................   F-4
                 Consolidated Statements of Cash Flows for the Years Ended
                   July 31, 1998, 1997 and 1996......................................................   F-5
                 Notes to Consolidated Financial Statements..........................................   F-6


         2.       Financial Statement Schedules:

                  Independent Auditors' Report on Financial Statement Schedule
                  Schedule II - Valuation and Qualifying Accounts for the Years Ended July 31, 1998, 1997 and 1996

         3.       Exhibit Index:

                  EXHIBIT
                  NUMBER                  DESCRIPTION OF EXHIBIT

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

                  (10.4)            Form of 1991 Incentive Stock Option
                                    Agreement***

                  (10.5)            1993 Incentive Stock Option Plan***

                  (10.6)            Form of 1993 Incentive Stock Option
                                    Agreement***

                  (10.7) Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991*

                  (10.8) Amendment Number One to the Loan Agreement between Registrant and INTRUST BANK, N.A., dated as of June 2, 1998.

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

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the year ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on October 28,1998.


                                T-NETIX, INC.


                                By: /s/ Thomas J. Huzjak
                                   ------------------------------------------
                                   Thomas J. Huzjak, Chief Executive Officer

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

SIGNATURE                                        TITLE                                       DATE
---------                                        -----                                       ----

/s/ THOMAS J. HUZJAK                             Chairman/Chief                              October 28, 1998
-------------------------------                  Executive Officer
Thomas J. Huzjak

/s/ ALVYN A. SCHOPP                              Director/Exec. Vice President/              October 28, 1998
-------------------------------                  Chief Accounting Officer
Alvyn A. Schopp

/s/ DANIEL M. CARNEY                             Director                                    October 28, 1998
-------------------------------
Daniel M. Carney

/s/ ROBERT A. GEIST                              Director                                    October 28, 1998
-------------------------------
Robert A. Geist

/s/ JAMES L. MANN                                Director                                    October 28, 1998
-------------------------------
James L. Mann

/s/ MARTIN T. HART                               Director                                    October 28, 1998
-------------------------------
Martin T. Hart

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report       ............................................................   F-1

  Consolidated Balance Sheets as of July 31, 1998 and 1997.......................................   F-2

  Consolidated Statements of Operations for the Years Ended
  July 31, 1998, 1997 and 1996       ............................................................   F-3

  Consolidated Statements of Shareholders' Equity for the Years Ended
  July 31, 1998, 1997 and 1996       ............................................................   F-4

  Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1998, 1997 and 1996       ............................................................   F-5

  Notes to Consolidated Financial Statements.....................................................   F-6

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
T-NETIX, INC.:


We have audited the accompanying consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T-NETIX, Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles.




                                                     KPMG PEAT MARWICK LLP

Denver, Colorado
October 18, 1998

                         T-NETIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   JULY 31,
                                                                          --------------------------
                                                                             1998             1997
                                                                          ----------      ----------
                                                                             (AMOUNTS IN THOUSANDS)
                                     ASSETS
Cash and cash equivalents .............................................   $      415      $      190
Accounts receivable, net of allowance for doubtful accounts
   of $404,000 and $120,000 at July 31, 1998 and 1997,
   respectively (note 5)...............................................       10,293          11,779
Prepaid expenses.......................................................          487             236
Investment (note 3)....................................................        1,343              --
Property and equipment, at cost (notes 5 and 9):
   Telecommunications equipment........................................       42,435          39,065
   Construction in progress............................................        3,163           3,626
   Office equipment....................................................        4,937           3,901
                                                                          ----------      ----------
     Property and equipment............................................       50,535          46,592
   Less accumulated depreciation and amortization......................      (24,756)        (17,798)
                                                                          ----------      ----------
     Property and equipment, net.......................................       25,779          28,794
Patent license rights, net (note 4)....................................        2,085           2,586
Software development costs, net........................................        1,458             449
Other assets, net......................................................        2,813           2,876
                                                                          ----------      ----------
     Total assets......................................................   $   44,673      $   46,910
                                                                          ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable....................................................   $    2,772      $    2,992
   Accrued liabilities.................................................        2,628           3,688
   Debt (notes 5 and 9)................................................       10,803          13,378
                                                                          ----------      ----------
     Total liabilities.................................................       16,203          20,058
Shareholders' equity (note 6):
   Preferred stock, $.01 stated value,  10,000,000 shares authorized;
     no shares issued..................................................           --              --
   Common stock, $.01 stated value,  70,000,000 shares authorized;
     8,544,507 and 8,314,583 shares issued and outstanding at
     July 31, 1998 and 1997, respectively..............................           85              83
   Additional paid-in capital..........................................       27,925          26,908
   Retained earnings (deficit).........................................          460            (139)
                                                                          ----------      ----------
     Total shareholders' equity........................................       28,470          26,852
                                                                          ----------      ----------
Commitments and contingencies (note 9)
     Total liabilities and shareholders' equity........................   $   44,673      $   46,910
                                                                          ==========      ==========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               YEARS ENDED
                                                                                                JULY 31,
                                                                                     ----------------------------
                                                                                     1998        1997        1996
                                                                                     ----        ----        ----
                                                                                         (AMOUNTS IN THOUSANDS
                                                                                       EXCEPT PER SHARE AMOUNTS)
Revenue:
   Telecommunications services............................................        $ 34,860      $ 33,471   $ 30,249
   Telecommunications licensing...........................................             205           750         --
   Direct call provisioning...............................................           2,516         1,395      3,072
   Voice print............................................................             632           676         57
                                                                                  --------      --------   --------
         Total revenue....................................................          38,213        36,292     33,378
                                                                                  --------      --------   --------
Expenses:
   Operating costs and expenses:
     Telecommunications services..........................................          15,920        14,478     13,489
     Direct call provisioning (including bad debt expense of
       $587,000, $261,000 and $493,000 for 1998, 1997 and 1996,
       respectively)......................................................           2,311         1,297      2,940
     Voice print..........................................................              78           170         --
                                                                                  --------      --------   --------
       Total operating costs and expenses.................................          18,309        15,945     16,429
   Selling, general and administrative....................................           7,448         7,488      6,434
   Research and development...............................................           2,354         2,769      2,374
   Depreciation and amortization..........................................           8,250         8,135      5,920
                                                                                  --------      --------   --------
       Total expenses.....................................................          36,361        34,337     31,157
                                                                                  --------      --------   --------
         Operating income.................................................           1,852         1,955      2,221
   Interest expense.......................................................          (1,055)         (932)      (548)
                                                                                  --------      --------   --------
       Earnings before income taxes.......................................             797         1,023      1,673
   Income taxes (note 8)..................................................            (198)         (432)       (46)
                                                                                  --------      --------   --------
Net earnings..............................................................        $    599      $    591      1,627
                                                                                  ========      ========   ========

Basic earnings  per common share..........................................        $   0.07      $   0.06   $   0.21
                                                                                  ========      ========   ========

Diluted earnings per common share.........................................        $   0.07      $   0.06   $   0.18
                                                                                  ========      ========   ========

Weighted average common shares - basic....................................           8,493         8,232      7,793
                                                                                  ========      ========   ========

Weighted average common shares - diluted..................................           9,206         9,156      8,814
                                                                                  ========      ========   ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                                    TOTAL
                                                              COMMON STOCK           ADDITIONAL     RETAINED         SHARE
                                                       --------------------------     PAID-IN       EARNINGS         HOLDERS'
                                                         SHARES         AMOUNTS       CAPITAL       (DEFICIT)        EQUITY
                                                       ----------     ----------     ----------     ----------      ----------
                                                                        (AMOUNTS IN THOUSANDS)


      BALANCES AT AUGUST 1, 1995.....................        7,623     $       76     $   22,736     $   (2,357)     $   20,455

      Common stock issued upon exercise of
        stock options................................          303              3            195             --             198
      Common stock issued for assets acquired
      (note 3).......................................           30             --             --             --              --
      Common stock issued in business acquisition
      (note 4).......................................          195              2          2,269             --           2,271
      Stock option tax benefit (note 8)..............           --             --          1,008             --           1,008
      Net earnings...................................           --             --             --          1,627           1,627
                                                        ----------     ----------     ----------     ----------      ----------

      BALANCES AT JULY 31, 1996......................        8,151             81         26,208           (730)         25,559

      Common stock issued upon exercise of
        stock options................................          155              2            204             --             206
      Common stock issued in business acquisition
      (note 4).......................................            8             --             94             --              94
      Stock option tax benefit (note 8)..............           --             --            402             --             402
      Net earnings...................................           --             --             --            591             591
                                                        ----------     ----------     ----------     ----------      ----------

      BALANCES AT JULY 31, 1997......................        8,314             83         26,908           (139)         26,852

      Common stock issued upon exercise of
        stock options................................          230              2            819             --             821
      Stock option tax benefit (note 8)..............           --             --            198             --             198
      Net earnings...................................           --             --             --            599             599
                                                        ----------     ----------     ----------     ----------      ----------

      BALANCES AT JULY 31, 1998......................        8,544     $       85     $   27,925     $      460      $   28,470
                                                        ==========     ==========     ==========     ==========      ==========

      See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEARS ENDED
                                                                                        JULY 31,
                                                                        ------------------------------------
                                                                          1998          1997          1996
                                                                         --------     --------      --------
                                                                                  (AMOUNTS IN THOUSANDS)

         Cash flows from operating activities:
         Net earnings...............................................     $    599     $    591      $  1,627
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
           Depreciation and amortization............................        8,250        8,135         5,920
           Provision for losses on accounts receivable..............          687          261           493
           Deferred tax expense.....................................          198          402            --
           Noncash reductions of loans from customer................           --           --          (449)
           Changes in operating assets and liabilities:
              Change in accounts receivable.........................          799       (3,745)          533
              Change in prepaid expenses............................         (251)          60           (28)
              Change in other assets................................         (320)        (302)         (163)
              Change in accounts payable............................         (220)      (4,976)        1,828
              Change in accrued liabilities.........................       (1,060)       1,560          (287)
                                                                         --------     --------      --------
                Cash provided by operating activities...............        8,682        1,986         9,474
                                                                         --------     --------      --------
         Cash used in investing activities:
           Capital expenditures.....................................       (4,243)      (7,346)      (10,440)
           Acquisition of business..................................           --           --          (450)
           Other investing activities...............................       (2,460)      (1,208)         (668)
                                                                         --------     --------      --------
                Cash used in investing activities...................       (6,703)      (8,554)      (11,558)
                                                                         --------     --------      --------
         Cash flows from financing activities:
           Net proceeds (payments) under line of credit.............       (2,318)       6,765         1,695
           Payments of debt.........................................         (257)        (358)         (499)
           Common stock issued for cash under option plans..........          821          206           198
           Payment for loan fees and offering costs.................           --           --           (37)
                                                                         --------     --------      --------
                Cash provided by (used in ) financing activities.....      (1,754)       6,613         1,357
                                                                         --------     --------      --------
        Net increase (decrease) in cash and cash equivalents.........         225           45          (727)
        Cash and cash equivalents at beginning of year...............         190          145           872
                                                                         --------     --------      --------
        Cash and cash equivalents at end of year......................   $    415     $    190      $    145
                                                                         ========     ========      ========

         See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1998 AND 1996


         (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                GENERAL

                T-NETIX, Inc. and subsidiaries ("T-NETIX" or the "Company") was incorporated in Colorado in 1986. The Company has two reportable segments; Inmate Calling Services Division and the SpeakEZ Division or SpeakEZ, Inc. ("SpeakEZ").

                The inmate calling segment manages its specialized telecommunications hardware and software systems for long distance and local exchange carriers on a contractual basis. The long distance and local exchange carriers in turn pay a fee per call to the Company for each billable call made from a phone subject to a contract with the Company. The Company also receives revenue from billing collect calls made from correctional facilities in which the Company's specialized telecommunications hardware and software systems are located.

                SpeakEZ engages in the sales and marketing and the research and development of speaker verification technology. This technology is incorporated into the Company's proprietary telecommunication systems and is also designed for stand alone verification systems.

                BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

                CASH EQUIVALENTS

                Cash equivalents consist of highly liquid investments, such as certificates of deposit and money market funds, with original maturities of 90 days or less.

                ACCOUNTS RECEIVABLE

                Accounts receivable related to direct call provisioning were $1,107,000 and $758,000 as of July 31, 1998 and 1997, respectively. The allowance for doubtful accounts relates primarily to these receivables.

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

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Construction in progress represents the cost of material purchases and construction costs, including interest capitalized during construction, for telecommunications hardware systems in various stages of completion. During 1998, 1997 and 1996, interest capitalized was insignificant.

                Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 7 years for telecommunications equipment and 5 to 10 years for office equipment. No depreciation is recorded on construction in progress until the asset is placed in service.

                OTHER ASSETS

                Other assets include deposits, purchased computer software, patent defense costs, patents, and other intangible assets. Patents and intangible assets are stated at cost. Amortization is computed on the straight-line basis over 17 years for patent costs and periods ranging from 3 to 7 years for other intangibles. Other assets are recorded net of accumulated amortization of $710,000 and $324,000 at July 31, 1998 and 1997,
                respectively. Amortization charged to expense was $386,000, $332,000, and $101,000 for the years ended July 31, 1998, 1997, and 1996, respectively.

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

                401(k) PLAN

                The Company established a 401(k) plan for all of its full time employees effective January 1, 1994. In June 1998, the Company implemented a matching program. The program calls for a Company match of 25% of an employees contribution up to 6% of the individual employees total salary. Contributions under the program were not significant for the year ended July 31, 1998.

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

                EARNINGS PER COMMON SHARE

                Earnings per common share for the years ended July 31, 1998, 1997 and 1996, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended July 31, 1998, 1997 and 1996, diluted common and common equivalent shares outstanding includes 713,000, 924,000 and 1,022,000, respectively, of common share equivalents, consisting of stock options, determined under the treasury stock method.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                STOCK COMPENSATION

                The Company accounts for employee stock options under the provisions APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires proforma disclosure of compensation expense using a fair value based method of accounting for stock-based compensation plans.

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

                COMPREHENSIVE INCOME

                Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income,"(SFAS 130) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 will be adopted for the fiscal year beginning August 1, 1998. The Company believes that the adoption of SFAS 130 will not have a significant effect on the presentation of its financial statements.

                SEGMENTS

                On July 31, 1998 the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." (SFAS
                131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of SFAS 131 did not have an effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in note 7.

                RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 is not expected to have a significant impact on the Company's consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                RECLASSIFICATION

                Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

         (2)    SUPPLEMENTAL DISCLOSURES TO STATEMENTS OF CASH FLOWS

                Cash paid for interest was approximately $1,025,000, $894,000 and $563,000 for the years ended July 31, 1998, 1997 and 1996, respectively. Cash payments for income taxes during 1998, 1997 and 1996 were not significant.

         (3)    INVESTMENTS

                The Company has several investments in less than majority owned affiliates.

                INVESTMENT IN PREFERRED STOCK

                In December 1997, the Company entered into an agreement with Cell-Tel Monitoring, Inc. and its shareholders ("Cell-Tel"). Cell-Tel engages in the sales and marketing and research and development of a prisoner/parolee electronic monitoring device using the Company's SpeakEZ Voice Print(sm) technology. Cell-Tel's product, Contain(sm) is designed to provide a remote monitoring system with an Internet based case management system. As of July 31, 1998 the Company had invested approximately $1,343,000 in the preferred stock of Cell-Tel representing and equity interest of approximately 15%. In October 1998, the Company and Cell-Tel amended their agreement to allow for the Company to purchase an additional $800,000 of preferred stock, representing and additional 6% of the equity of Cell-Tel expiring December 8, 1998. The Company also has an option to purchase 100% of the common stock of Cell-Tel. Under this option, the purchase price would consist of $90,000 in cash payable to the shareholders and $1.6 million of the Company's common stock. The Company has accounted for the investment in Cell-Tel preferred stock through July 31, 1998 using the cost method of accounting.

                INVESTMENTS IN JOINT VENTURES

                Effective June 10, 1998, through its subsidiary, SpeakEZ, the Company acquired a 20% interest in a limited liability company, Sentry Systems, Inc. ("Sentry"). Sentry is an entity specializing in Internet computer network security applications. Sentry, through a separate License Agreement utilizes the Company's SpeakEZ Voice Print(sm) technology. The Company acquired its interest in Sentry in exchange for the license of SpeakEZ Voice Print(sm) technology. There was no historical cost basis in the contributed technology and accordingly no value has been assigned to the Sentry investment in the accompanying financial statements. The Company has an option, at certain times to purchase additional interests in Sentry up to 51% at a price based on a market value formula. The Company accounts for its investment in Sentry under the equity method of accounting. On September 1, 1998, the Company

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (3)    INVESTMENTS (CONTINUED)

                entered into a lending arrangement with Sentry, whereby the Company provided Sentry with a $300,000 line of credit under a loan and security agreement. The loan carries an interest rate of prime plus 2%. It also contains various conversion features into additional shares of common stock of Sentry.

                In November 1991, the Company entered into a joint venture created to market the Company's specialized telecommunications hardware and software systems in certain international markets. The Company initially owned 49% of the joint venture. Effective October 30, 1995, the Company acquired the remaining 51% interest in the joint venture in exchange for 30,000 shares of restricted common stock. The Company recorded its basis in the assets of the joint venture at the predecessor cost of the related party, which was not material. There has been no activity in the now wholly owned subsidiary since the remaining interest was acquired.

         (4)    BUSINESS ACQUISITION

                On October 12, 1995, the Company completed its acquisition of all of the outstanding stock of SpeakEZ, a development stage company. SpeakEZ is developing products using biometric identification technologies including voice print and speaker identification software. Total consideration for the acquisition was approximately $3,000,000. The initial consideration included $450,000 in cash (including payment of previously issued notes payable), restricted common stock of the Company valued at approximately $2,271,000 and approximately $279,000 payable pursuant to the final distribution agreement, in restricted stock and cash. In fiscal 1997, the Company paid additional, final consideration in the form of common stock of $94,000. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. Amounts in excess of the fair value of tangible assets acquired were attributed to patent license rights to existing and pending patents and other intangibles along with the related deferred income tax effects. The total capitalized cost of the patent license rights and other intangibles is being amortized on a straight line basis over seven years. The results of operations of SpeakEZ have been included in the consolidated financial statements since the date of the acquisition. Results of operations of SpeakEZ prior to the acquisition were not significant.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (5)    DEBT

                Debt at July 31, 1998 and 1997 is summarized as follows:

                                                                                 JULY 31,
                                                                       ---------------------------
                                                                       1998                   1996
                                                                       ----                   ----
                                                                          (AMOUNTS IN THOUSANDS)
                      Debt:
                         Line of credit agreement.................      $ 10,734         $  13,052
                         Other....................................            69               326
                                                                       ---------         ---------
                                                                        $ 10,803         $  13,378
                                                                       =========         =========

                In June 1998, the Company renewed its line of credit with its current commercial bank. The amount available under the line of credit is $20,000,000. Borrowings are at the prime rate (8.5% at July 31, 1998 and 1997) and are secured by substantially all of the assets of the Company. The agreement provides for various financial covenants, including maintaining certain financial ratios and minimum net worth requirements. As of July 31, 1998, the Company has an unused amount on the committed credit of $9,266,000. All of the debt at July 31, 1998, matures within one year. The Bank has also issued a standby letter of credit for $225,000 on behalf of the Company in favor of the lessor on its office space (note 9). The letter of credit is for the term of the lease.

         (6)    SHAREHOLDERS' EQUITY

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

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (6)    SHAREHOLDERS' EQUITY (CONTINUED)

                                                   WEIGHTED
                                                    AVERAGE
                                                SHARES RESERVED       OPTIONS           EXERCISE
                                                  FOR OPTIONS        OUTSTANDING         PRICE
                                               ---------------       -----------        --------
        Outstanding at August 1, 1995.....            445,301         1,783,565          $ 2.83
          Increase in authorized shares...            500,000                 -
          Granted.........................           (650,000)          650,000            7.70
          Exercised.......................                 -           (302,746)           0.65
          Canceled........................            61,483            (61,483)           2.30
                                                    --------        -----------
        Outstanding at July 31, 1996......           356,784          2,069,336            4.61
          Granted.........................          (239,500)           239,500            7.25
          Exercised.......................                 -           (155,968)           1.30
          Canceled........................            82,750            (82,750)           6.76
                                                    --------        ------------
        Outstanding at July 31, 1997......           200,034          2,070,118            5.08
          Granted.........................          (126,500)           126,500            9.09
          Exercised.......................                 -           (229,924)           3.57
          Canceled........................            40,125            (40,125)           7.15
                                                    --------        -----------
        Outstanding at July 31, 1998......           113,659          1,926,569            5.48
                                                    ========        ===========


                                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                  --------------------------------------------------------------     -----------------------------------
                                                       WEIGHTED
                                        NUMBER OF       AVERAGE         WEIGHTED                            WEIGHTED
                                      OUTSTANDING AT   REMAINING        AVERAGE          NUMBER             AVERAGE
                     RANGE OF            JULY 31,     CONTRACTUAL       EXERCISE      EXERCISABLE AT        EXERCISE
                  EXERCISE PRICES         1998            LIFE           PRICE        JULY 31, 1998          PRICE
                  ---------------     --------------  -----------       --------      -------------      --------------

                    $ 0.20                  303,725        2.7           $ 0.20             303,725      $      0.20
                      3.00-4.00             256,194        4.8             3.25             256,194             3.25
                      5.50                  435,150        6.0             5.50             335,650             5.50
                      7.25                  762,000        7.5             7.25             333,667             7.25
                      8.25-13.71            169,500        8.7            10.33              46,250            13.60
                                      -------------                                      ----------
                    $ 0.20-13.71          1,926,569                                       1,275,486
                                      =============                                      ==========

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (6)    SHAREHOLDERS' EQUITY (CONTINUED)

                The Company has not recorded compensation expense pursuant to the grants of its stock options under APB 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings and net earnings per common share would have been:

                                                      JULY 31, 1998                 JULY 31, 1997
                                               ----------------------------    -----------------------
                                                  AS                              AS
                                                REPORTED           PROFORMA     REPORTED      PROFORMA
                                                --------           --------     --------      --------
                                                    (AMOUNTS IN THOUSANDS)          (AMOUNTS IN THOUSANDS)

                  Net earnings                    $  599          $  168         $  591          $ 11
                                                  ======          ======         ======          ====

                  Earnings per common share
                    - basic                       $ 0.07          $ 0.02         $ 0.06          $  -
                                                  ======          ======         ======          ====
                    - diluted                     $ 0.07          $ 0.02         $ 0.06          $  -
                                                  ======          ======         ======          ====

                Under SFAS 123, the per-share minimum value of stock options granted in 1998 and 1997 was $4.86 and $7.19, respectively. The minimum value was calculated using an expected volatility of the underlying stock of 40% for both 1998 and 1997, a risk free interest rate of 5.13% and 6.02%, no expected dividend yields, and an estimated option life of 7.52 years.

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

                         T-NETIX, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (7)    SEGMENT INFORMATION

                The Company operates in two business segments; inmate calling services and SpeakEZ Voice Print(sm). The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Segment information for the years ended July 31, 1998, 1997 and 1996 are as follows:

                                                                          YEAR ENDED JULY 31, 1998
                                                           ------------------------------------------------------
                                                                           (AMOUNTS IN THOUSANDS)
                                                            INMATE CALLING
                                                               SERVICES               SPEAKEZ              TOTAL
                                                               --------               -------              -----
                  Revenue from external customers......         $ 37,581              $   632            $ 38,213
                  Operating income (loss)..............            5,848               (3,996)              1,852
                  Depreciation and amortization........            7,326                  924               8,250
                  Interest expense.....................              463                  592               1,055
                  Segment earnings (loss) before taxes.            5,385               (4,588)                797
                  Segment assets.......................           52,349                4,833              57,182

                                                                          YEAR ENDED JULY 31, 1997
                                                           ------------------------------------------------------
                                                                           (AMOUNTS IN THOUSANDS)
                                                            INMATE CALLING
                                                               SERVICES               SPEAKEZ              TOTAL
                                                               --------               -------              -----
                  Revenue from external customers......         $ 35,616           $    676             $ 36,292
                  Operating income (loss)..............            4,619             (2,664)               1,955
                  Depreciation and amortization........            7,430                705                8,135
                  Interest expense.....................              565                367                  932
                  Segment earnings (loss) before taxes.            4,394             (3,371)               1,023
                  Segment assets.......................           50,432              5,544               55,976

                                                                          YEAR ENDED JULY 31, 1996
                                                           ------------------------------------------------------
                                                                           (AMOUNTS IN THOUSANDS)
                                                            INMATE CALLING
                                                               SERVICES               SPEAKEZ              TOTAL
                                                               --------               -------              -----
                  Revenue from external customers.........        $ 33,321             $    57            $ 33,378
                  Operating income (loss).................           3,531              (1,310)              2,221
                  Depreciation and amortization...........           5,576                 344               5,920
                  Interest expense........................             499                  49                 548
                  Segment earnings (loss) before taxes....           3,032              (1,359)              1,673
                  Segment assets..........................          42,650               4,166              46,816

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (7)    SEGMENT INFORMATION (CONTINUED)

                Reconciliations of Revenue, Profit (Loss), and Assets for the Company's reportable segments is as follows:

                                                                                  YEAR ENDED JULY 31,
                                                                         -------------------------------------
                                                                                (AMOUNTS IN THOUSANDS)
                  REVENUE                                                1998             1997            1996
                  -------                                                ----             ----            ----

                  Total revenue for reportable segments...........      $ 38,213         $ 36,292        $ 33,378
                   Elimination of intersegment revenue............             -                -               -
                                                                        --------         --------        --------
                    Total consolidated revenue....................      $ 38,213         $ 36,292        $ 33,378
                                                                        ========         ========        ========


                                                                                  YEAR ENDED JULY 31,
                                                                         -------------------------------------
                                                                                (AMOUNTS IN THOUSANDS)
                  PROFIT OR LOSS                                         1998             1997            1996
                  --------------                                         ----             ----            ----

                  Segment earnings (loss), before taxes...........         $ 797          $ 1,023      $ 1,673
                  Unallocated amounts, income taxes...............          (198)            (432)        ( 46)
                                                                         -------         --------      -------
                  Net earnings....................................       $   599         $    591      $ 1,627
                                                                         =======         ========      =======


                                                                                         JULY 31,
                                                                                 -------------------------
                                                                                   (AMOUNTS IN THOUSANDS)
                  ASSETS                                                           1998             1997
                  ------                                                           ----             ----

                  Total assets for reportable segments.....................      $ 57,182        $ 55,976
                  Eliminations.............................................       (12,509)        ( 9,066)
                                                                                 --------        --------
                    Consolidated total.....................................      $ 44,673        $ 46,910
                                                                                 ========        ========



                Substantially all of the Company's reportable segment revenue is derived within the United States. Revenue, as a percentage of total revenue, attributable to significant customers was as follows:

                                                                                     1998        1997        1996
                                                                                     ----        ----        ----

                Customer A...................................................          15%        11%         10%
                Customer B...................................................          31%        36%         40%
                Customer C...................................................          15%        14%         13%
                Customer D...................................................          21%        15%         14%

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (8)    INCOME TAXES

                Income tax expense for the years ended July 31, 1998, 1997 and 1996 is as follows:

                                                                                  1998          1997          1996
                                                                                --------      --------      --------
                                                                                        (AMOUNTS IN THOUSANDS)
                Current:
                  Federal .................................................     $   --        $   --        $   --
                  State ...................................................          (25)          (30)          (46)
                                                                                --------      --------      --------
                  Total ...................................................          (25)          (30)          (46)
                Deferred:
                  Federal .................................................         (133)         (348)         --
                  State ...................................................          (40)          (54)         --
                                                                                --------      --------      --------
                  Total ...................................................         (173)         (402)         --
                                                                                --------      --------      --------
                Total income taxes ........................................     $   (198)     $   (432)     $    (46)
                                                                                ========      ========      ========

                Income taxes differ from the expected statutory income tax benefit, by applying the US federal income tax rate of 34% to pretax earnings, for the years ended July 31, 1998, 1997 and 1996 due to the following:

                                                                                 1998           1997          1996
                                                                                --------      --------      --------
                                                                                        (AMOUNTS IN THOUSANDS)

                Expected statutory income tax expense .....................     $   (271)     $   (348)     $   (569)
                Amounts not deductible for income tax purposes ............          (99)          (86)          (61)
                State taxes, net of federal benefit .......................          (43)          (55)          (30)
                Change in valuation allowance .............................          113            --           614
                Other .....................................................          102            57            --
                                                                                --------      --------      --------
                Total income taxes ........................................     $   (198)     $   (432)     $    (46)
                                                                                ========      ========      ========

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (8)    INCOME TAXES (CONTINUED)

                The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                                        JULY 31
                                                                                ----------------------
                                                                                1998              1997
                                                                                ----              ----
                                                                                (AMOUNTS IN THOUSANDS)

                Deferred income tax assets:
                Net operating loss carryforwards ..........................     $  4,769      $  4,255
                Allowance for doubtful accounts ...........................          154            46
                Other .....................................................           --           137
                                                                                --------      --------
                Total gross deferred income tax assets ....................        4,923         4,438
                Less valuation allowance ..................................       (1,371)       (1,484)
                                                                                --------      --------
                                                                                   3,552         2,954
                Deferred income tax liabilities:
                Intangible assets, due to difference in book/tax basis ....         (642)         (832)
                Property and equipment, principally due to differences
                in depreciation ...........................................       (1,901)       (1,349)
                Other assets, due to differences in book/tax basis ........       (1,009)         (773)
                                                                                --------      --------
                Total gross deferred tax liabilities ......................       (3,552)       (2,954)
                                                                                --------      --------
                                                                                      --            --
                                                                                ========      ========

                At July 31, 1998, the Company had net operating loss carryforwards for tax purposes aggregating approximately $12,500,000 which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2009. Approximately $1,300,000 of these net operating loss carryforwards are subject to certain rules limiting their annual usage. The Company believes these annual limitations will not ultimately affect the Company's ability to use substantially all of its net operating loss carryforwards for income tax purposes.

                A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has pre-tax net earnings for 1998, 1997 and 1996 and has reversed the valuation allowance in each of these years to the extent that net operating loss carryforwards and other deferred tax assets were used to offset taxable income. The net reduction in the valuation allowance in these years resulted from decreases associated with tax benefits related to utilization of net operating losses offset by increases attributable to certain originating stock option deductions discussed below. The decrease in the valuation allowance in 1998 and 1997 was recorded as an increase in paid-in capital, and the decrease in the valuation allowance in 1996 was offset by reductions in the provision for income taxes.

                The exercise of stock options which have been granted under the Company's 1991 NSO stock option plan gives rise to compensation which is included in the taxable income of the applicable option holder and is a deductible expense by the Company for federal and state income tax purposes. Compensation expense resulting from

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (8)    INCOME TAXES (CONTINUED)

                increases in the fair market value of the Company's Common Stock subsequent to the date of NSO option grant of the applicable exercised stock options is not recognized for financial accounting purposes, in accordance with Accounting Principles Board Opinion No. 25. The tax benefits associated with the exercise of the NSO options are recorded to additional paid-in capital when realized.

         (9)    COMMITMENTS

                The Company leases certain telecommunications and office equipment under capital leases and leases office space under operating lease agreements. Capitalized costs of the property and equipment under capital leases was not significant at July 31, 1998. Rent expense under operating lease agreements for the years ended July 31, 1998, 1997 and 1996 was approximately $717,000, $789,000, and $450,000, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (amounts in thousands):

                Year ending July 31:
                  1999.........................................    $   624
                  2000.........................................        611
                  2001.........................................        576
                  2002.........................................        140
                  2003.........................................         --
                                                                    ------
                     Total minimum lease payments..............     $1,951
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


         (10)   QUARTERLY RESULTS - (UNAUDITED)

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

                                                                              THREE MONTHS ENDED
                                                              ------------------------------------------------
                                                              JUL. 31,      APR. 30,      JAN. 31,    OCT. 31,
                                                              --------      --------      --------    --------
                                                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                FISCAL YEAR 1998:
                  Total revenue.............................     $ 9,411     $ 9,434      $ 9,633      $ 9,735
                  Total expenses............................       9,333       9,050        8,907        9,071
                  Operating income..........................          78         384          726          664
                  Net earnings (loss) (1)...................        (153)        110          347          295
                  Diluted earnings (loss) per common share (1)     (0.02)       0.01         0.04         0.03

                FISCAL YEAR 1997:
                  Total revenue.............................     $ 9,312     $ 9,470      $ 9,004      $ 8,506
                  Total expenses............................       8,471       8,390        8,728        8,748
                  Operating income (loss)...................         841       1,080          276         (242)
                  Net earnings (loss).......................         259         643           86         (397)
                  Diluted earnings (loss) per common share..        0.03        0.07         0.01        (0.04)

                (1) The Company restated income tax expense to reflect adjustments to its income tax provision. These adjustments have been reflected in the table above.

                                                                      THREE MONTHS ENDED                YEAR
                                                  ------------------------------------------------      ENDED
                                                  JUL. 31,    APR. 30,      JAN. 31,      OCT. 31,     JUL 31,
                                                  --------    --------      --------      --------     -------
                                                           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                INCOME TAXES:
                  As previously reported........                $ (59)       $(185)         $(157)
                  Adjustment to federal
                    tax provisions..............                   22           69             58
                                                               ------        ------         -----
                      As adjusted...............  $   54        $ (37)       $(116)        $  (99)     $(198)
                                                   ======      ======        ======         ======     ======

                NET EARNINGS:
                  As previously reported........                $  88        $ 278          $ 237
                  Adjustment....................                   22           69             58
                                                               ------        ------         -----
                      As adjusted...............  $ (153)       $ 110        $ 347          $ 295      $ 599
                                                   ======      ======        ======         ======     ======

                DILUTED EARNINGS (LOSS) PER
                COMMON SHARE:
                  As previously reported........               $ 0.01        $ 0.03         $ 0.03
                  Adjustment....................                   -           0.01             -
                                                               ------        ------         -----
                      As adjusted...............   $(0.02)     $ 0.01        $ 0.04         $ 0.03     $ 0.07
                                                   ======      ======        ======         ======     ======

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
T-NETIX, INC.:


Under the date of October 10, 1998, we reported on the consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement
Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.




                                                 KPMG PEAT MARWICK LLP

Denver, Colorado
October 18, 1998

                         T-NETIX, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)


                                                                Balance at    Charged to                 Balance
                                                                Beginning     Costs and    Deductions/    at End
                                                                of Period     Expenses     Write-offs    of Period
                                                                ---------     --------     ----------    ---------

         Year ended July 31, 1996:
           Allowance for doubtful accounts .................    $     137     $    493     $     (501)   $     129
                                                                =========     ========     ==========    =========

         Year ended July 31, 1997:
           Allowance for doubtful accounts .................    $     129     $    261     $     (270)   $     120
                                                                =========     ========     ==========    =========

         Year ended July 31, 1998:
           Allowance for doubtful accounts .................    $     120     $    687      $    (403)   $     404
                                                                =========     ========     ==========    =========

                  Exhibit Index:


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

                  (10.4)            Form of 1991 Incentive Stock Option
                                    Agreement***

                  (10.5)            1993 Incentive Stock Option Plan***

                  (10.6)            Form of 1993 Incentive Stock Option
                                    Agreement***

                  (10.7)            Agreement between American Telephone and
                                    Telegraph Company and Registrant dated
                                    November 1, 1991*

                  (10.8) Amendment Number One to the Loan Agreement between Registrant and INTRUST BANK, N.A., dated as of June 2, 1998.

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

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the year ended July 31, 1998.