Form 10-Q
period 1998-10-31
T NETIX INC
filed 1998-12-15
CIK 929757

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

 FOR THE QUARTER ENDED OCTOBER 31, 1998           COMMISSION FILE NUMBER 0-25016


                                  T-NETIX, INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in Its Charter)


                  COLORADO                                                     84-1037352
-----------------------------------------------                   -----------------------------------
(State of Other Jurisdiction of Incorporation)                    (I.R.S. Employer Identification No.)


            67 INVERNESS DRIVE EAST
              ENGLEWOOD, COLORADO                            80112
     ---------------------------------------              ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at December 10, 1998
-------------------------------                --------------------------------
Common Stock, $.01 stated value                           8,553,292

                                  T-NETIX, INC.
                                    FORM 10-Q

                                      INDEX



PART     ITEM                                                                                          PAGE
----     ----                                                                                          ----
I.       FINANCIAL INFORMATION

         1. Financial Statements:

                  Consolidated Balance Sheets, October 31, 1998
                           and July 31, 1998 (Unaudited)..............................................   2

                  Consolidated Statements of Operations, Three Months Ended
                           October 31, 1998 and 1997 (Unaudited) .....................................   3

                  Consolidated Statements of Shareholders' Equity, Three Months Ended
                           October 31, 1998 and Year Ended July 31, 1998 (Unaudited) .................   4

                  Consolidated Statements of Cash Flows, Three Months Ended
                           October 31, 1998 and 1997 (Unaudited) .....................................   5

                  Notes to Consolidated Financial Statements (Unaudited)..............................   6

         2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................................   9

II.      OTHER INFORMATION - Items 1 through 6 .......................................................  16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                         October 31,             July 31,
                                                                                             1998                  1998
                                                                                         -----------             ---------
                                                                                             (amounts in thousands)
ASSETS

Cash and cash equivalents                                                           $              633     $              415
Accounts receivable, net of allowance                                                           13,419                 10,293
Prepaid expenses                                                                                   488                    487
Investment                                                                                       1,935                  1,343
Property and equipment, at cost:
  Telecommunications equipment                                                                  43,154                 42,435
  Construction in progress                                                                       3,822                  3,163
  Office equipment                                                                               5,131                  4,937
                                                                                      -------------------    ------------------
    Property and equipment                                                                      52,107                 50,535
  Less accumulated depreciation and amortization                                               (26,499)               (24,756)
                                                                                      -------------------    ------------------
    Property and equipment, net                                                                 25,608                 25,779
Patent license rights                                                                            1,960                  2,085
Software development costs, net                                                                  1,779                  1,458
Other assets, net                                                                                2,809                  2,813
                                                                                      -------------------    ------------------
                                                                                    $           48,631     $           44,673
                                                                                      ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                                  $            2,515     $            2,772
  Accrued liabilities                                                                            2,402                  2,628
  Debt                                                                                          15,601                 10,803
                                                                                      -------------------    ------------------
          Total liabilities                                                                     20,518                 16,203
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                                                    --                     --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,550,632 and 8,544,507
    shares, respectively                                                                            85                     85
  Additional paid-in capital                                                                    27,954                 27,925
  Retained earnings                                                                                 74                    460
                                                                                      -------------------    ------------------
        Total shareholders' equity                                                              28,113                 28,470
Commitments and contingencies
                                                                                      -------------------    ------------------
                                                                                    $           48,631     $           44,673
                                                                                      ===================    ==================

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                             Three Months Ended
                                                                 -------------------------------------------
                                                                    October 31,           October 31,
                                                                       1998                   1997
                                                                 ------------------  -----------------------
                                                                        (amounts in thousands, except
                                                                              per share amounts)
Revenue:
  Telecommunication services                                  $            8,107   $             8,803
  Telecommunication licensing                                                 47                    46
  Direct call provisioning                                                   920                   506
  Voice print                                                                115                   380
                                                                 -----------------     --------------------
      Total revenue                                                        9,189                 9,735

Expenses:
  Operating costs and expenses
    Telecommunications services                                            4,098                 3,963
    Direct call provisioning                                                 860                   482
    Voice print                                                               15                    33
                                                                 -----------------     --------------------
        Total operating costs and expenses                                 4,973                 4,478
  Selling, general, and administrative                                     2,153                 1,863
  Research and development                                                   482                   582
  Depreciation and amortization                                            1,988                 2,148
                                                                 -----------------     --------------------
        Total expenses                                                     9,596                 9,071

        Operating income (loss)                                             (407)                  664

Interest expense                                                            (236)                 (270)
                                                                 -----------------     --------------------

        Earnings (loss) before income taxes                                 (643)                  394

Income taxes                                                                 257                   (99)
                                                                 -----------------     --------------------

        Net earnings (loss)                                   $             (386)  $               295
                                                                 =================     ====================

Basic earnings (loss) per common share                        $            (0.05)  $              0.03
                                                                 =================     ====================
Diluted earnings (loss) per common share                      $            (0.05)  $              0.03
                                                                 =================     ====================

Weighted average common shares
  outstanding - basic                                                      8,549                 8,449
                                                                 =================     ====================
Weighted average common shares
  outstanding- diluted                                                     8,549                 9,089
                                                                 =================     ====================

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)


                                                     Common stock            Additional      Retained          Total
                                              -------------------------       paid-in        earnings      shareholders'
                                                 Shares        Amounts        capital       (deficit)          equity
                                              ------------    ---------      ----------    -----------     -------------
                                                                            (amounts in thousands)
Balances at August 1, 1997                       8,314        $     83       $  26,908     $    (139)        $  26,852

Common stock issued upon
   exercise of stock options                       230               2             819            --               821
Stock option tax benefit                            --              --             198            --               198
Net earnings                                        --              --              --           599               599
                                              -------------    -----------    ----------    ----------        ----------

Balances at July 31, 1998                        8,544              85          27,925           460            28,470

Common stock issued upon
   exercise of stock options                         6              --              29            --                29
Net loss                                            --              --              --          (386)             (386)
                                              -------------    -----------    ----------    ----------        ----------

Balances at October 31, 1998                     8,550        $     85       $  27,954     $      74         $  28,113
                                              =============    ===========    ==========    ==========        ==========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Three months ended October 31, 1998 and 1997
                                   (Unaudited)

                                                                                        1998                      1997
                                                                                 ---------------------    -----------------
                                                                                            (amounts in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                                          $             (386)        $              295
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                           1,988                      2,148
    Provision for losses on accounts receivable                                               404                        152
    Deferred tax expense (benefit)                                                           (257)                        99
    Changes in operating assets and liabilities, net of acquisition of business:
        Change in accounts receivable                                                      (3,530)                    (1,768)
        Change in prepaid expenses                                                             (1)                      (234)
        Change in other assets                                                                (63)                       (39)
        Change in accounts payable                                                           (257)                       397
        Change in accrued liabilities                                                          31                         69
                                                                                 --------------------       ------------------

        Cash provided by operating activities                                              (2,071)                     1,119
                                                                                 --------------------       ------------------

Cash flows from investing activities:
  Capital expenditures                                                                     (1,068)                    (1,635)
  Other investing activities                                                                 (956)                      (192)
                                                                                 --------------------       ------------------

        Cash used in investing activities                                                  (2,024)                    (1,827)
                                                                                 --------------------       ------------------

Cash flows from financing activities:
  Proceeds from borrowings                                                                  4,301                        295
  Payments of debt                                                                            (17)                      (214)
  Common stock issued for cash under option plans                                              29                        634
                                                                                 --------------------       ------------------

        Cash provided by financing activities                                               4,313                        715
                                                                                 --------------------       ------------------

Net decrease in cash and cash equivalents                                                     218                          7

Cash and cash equivalents at beginning of period                                              415                        190
                                                                                 --------------------       ------------------

Cash and cash equivalents at end of period                                     $              633         $              197
                                                                                 ====================       ==================

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

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the economic useful life of the software product, which is generally estimated to be three years. The Company capitalized $364,000 in software development costs for the three months ended October 31, 1998.

Earnings (loss) per common share

Earnings per common share for the three months ended October 31, 1998 and 1997, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended October 31, 1998 common stock equivalents were not included in the diluted EPS calculation as they would be anti-dilutive. For the three months ended October 31, 1997, diluted common and common equivalent shares outstanding includes 641,000 of common share equivalents, consisting of stock options, determined under the treasury stock method.

Income taxes

The Company tax provision for the three months ended October 31, 1998 and 1997 was calculated using the estimated effective tax rate for the fiscal year.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Supplemental disclosure to Statements of Cash Flows

During the three months ended October 31, 1998, the Company financed certain capital expenditures for computer software licenses totaling $515,000 through the issuance of a capital lease.

Segment Information

The Company operates in two business segments; inmate calling services and SpeakEZ Voice Printsm . The Company evaluates performance based on earnings
(loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Segment information for the three months ended October 31, 1998 and 1997 are as follows:

                                                       THREE MONTHS ENDED OCTOBER 31, 1998
                                              ----------------------------------------------------
                                              INMATE CALLING
                                                 SERVICES           SPEAKEZ              TOTAL
                                              --------------      -----------         ------------
                                                              (AMOUNTS IN THOUSANDS)
     Revenue from external customers......      $ 9,074             $   115             $ 9,189
     Operating income (loss)..............          698              (1,105)               (407)
     Depreciation and amortization........        1,759                 229               1,988
     Interest expense.....................           61                 175                 236
     Segment earnings (loss) before taxes.          637              (1,280)               (643)

                                                       THREE MONTHS ENDED OCTOBER 31, 1997
                                              ----------------------------------------------------
                                              INMATE CALLING
                                                 SERVICES           SPEAKEZ              TOTAL
                                              --------------      -----------         ------------
                                                              (AMOUNTS IN THOUSANDS)
     Revenue from external customers......       $ 9,355           $    380              $ 9,735
     Operating income (loss)..............         1,452               (788)                 664
     Depreciation and amortization........         1,885                263                2,148
     Interest expense.....................           121                149                  270
     Segment earnings (loss) before taxes.         1,331               (937)                 394


There was no intersegment revenue for the three months ended October 31, 1998 and 1997. Unallocated amounts to reflect net earnings included income tax expense (benefit) of $(257,000) and $99,000 for the three months ended October 31, 1998 and 1997, respectively. Consolidated total assets included eliminations of $13,358,000 and $12,509,000 as of October 31, 1998 and July 31, 1998,
respectively.

Subsequent Events

In December 1998, the Company began an evaluation of the SpeakEZ Division and determined the best course of action was to consolidate its research and development operations into its corporate operations. The Company intends to complete this consolidation by January 31, 1999. The evaluation also addressed the future marketing strategy of the SpeakEZ Division and determined that the marketing would move away from a direct customer sales strategy to a technology based licensing strategy. Due to this change in focus, forecasted revenue for certain SpeakEZ software products was significantly decreased. As a result, the balance of the remaining costs for certain software products is believed to exceed their net realizable value. The Company believes it will incur a charge for a reduction in net realizable of these assets. The assets had a net book value of approximately $719,000 at October 31, 1998. The Company currently estimates that approximately 60% of the value of these assets could be subject to impairment. In addition, as a result of the evaluation, the Company will be required to evaluate an investment made with a venture partner for $300,000 which may be subject to impairment.

In December, 1998, the Company entered into an agreement with Cell-Tel Monitoring, Inc. ("Cell-Tel") to extend its option to purchase 100% of the common stock of Cell-Tel until January 1999.

Effective December 1998, the Company changed its fiscal year ended July 31 to fiscal year ended December 31. The Company plans to report a five month transition period ending December 31, 1998.

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

OVERVIEW

INMATE CALLING SERVICES DIVISION

The Company derives revenue under contracts with its customers, including AT&T, Bell Atlantic, U S WEST, SBC Communications, BellSouth, MCI WorldCom and GTE, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.

                                                Three Months Ended
                                      -----------------------------------------
                                         October 31,           October 31,
                                             1998                  1997
                                      -------------------   -------------------
Call volumes processed                        21,913,000            23,500,000

Average daily transactions                       238,000               255,000

The Company had an net reduction in call volume. The net reduction in call volumes is a result of reductions as a result of non-renewal of existing site specific customers contracts in competitive bidding arrangements, prisoner relocation programs, and increased use of call control measures by correctional institutions. These factors were partially offset by increases associated with the addition of new call processing systems. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new systems for existing customers.

SPEAKEZ DIVISION

In December 1998, the Company began an evaluation of the SpeakEZ Division and determined the best course of action was to consolidate its research and development operations into its corporate operations. The Company intends to complete this consolidation by January 31, 1999. The evaluation also addressed the future marketing strategy of the SpeakEZ Division and determined that the marketing would move away from a direct customer sales strategy to a technology based licensing strategy. Due to this change in focus, forecasted revenue for certain SpeakEZ software products was significantly decreased. As a result, the balance of the remaining costs for certain software products is believed to exceed their net realizable value. The Company believes it will incur a charge for a reduction in net realizable of these assets. The assets had a net book value of approximately $719,000 at October 31, 1998. The Company currently estimates that approximately 60% of the value of these assets could be subject to impairment. In addition, as a result of the evaluation, the Company will be required to evaluate an investment made with a venture partner for $300,000 which may be subject to impairment.

The Company believes that its change in marketing and development strategies for the SpeakEZ Voice Printsm technology will not result in near term revenue exceeding historical quarterly amounts, however management believes that the change in strategy may result in expanded opportunities in the future. However, there can be no assurance that these products will achieve the necessary market acceptance or become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Voice print revenue for the Company has been minimal to date. There is no assurance that these products will be commercially accepted or profitable in the future.

RESULTS OF OPERATIONS

Three Months Ended October 31, 1998 and 1997

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended October 31, 1998 and 1997.

                                                                                   THREE MONTHS ENDED OCTOBER 31,
                                                                                   ------------------------------
                                                                                        1998             1997
                                                                                        ----             ----
Revenue:
   Telecommunications services..................................................           88%            90%
   Telecommunications licensing.................................................            1              1
   Direct call provisioning.....................................................           10              5
   Voice print    ..............................................................            1              4
                                                                                          ---            ---
       Total revenue............................................................          100            100

Expenses:
   Operating costs and expenses.................................................           54             47
   Selling, general and administrative..........................................           23             19
   Research and development.....................................................            5              6
   Depreciation and amortization................................................           22             21
                                                                                          ---            ---
     Operating income (loss) ...................................................           (4)             7
   Interest expense.............................................................           (3)            (3)
                                                                                          ---            ---
     Earnings (loss) before income taxes........................................           (7)             4
   Income taxes   ..............................................................            3             (2)
                                                                                          ---            ---
     Net earnings (loss) .......................................................           (4)%            2%
                                                                                          ===            ===

Total Revenue. Total revenue decreased 6% to $9,189,000 for the three months ended October 31, 1998, from $9,735,000 for the prior year. This decrease resulted from decreases in telecommunications services revenue and voice print revenue, offset by an increase in direct call provisioning revenue. The 8% decrease in telecommunications services revenue to $8,107,000 for the three months ended October 31, 1998, from $8,803,000 in the prior year, was primarily due to a 6% decrease in call volume. The net reduction in call volumes is a result of reductions as a result of non-renewal of existing site specific customers contracts in competitive bidding arrangements, prisoner relocation programs, and increased use of call control measures by correctional institutions. These factors were partially offset by increases associated with the addition of new call processing systems. The Company does not expect significant contribution from telecommunications licensing revenue in the near future.

Direct call provisioning revenue increased 82% to $920,000 for the three months ended October 31, 1998 from $506,000 for the prior period. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The Company's ability to increase direct call provisioning revenue in the future is tied, in part, to the continued provisioning the long distance service on certain site contracts. There can be no assurance that the Company will be successful in increasing the number of sites serviced. The Company also recognized SpeakEZ Voice Printsm revenue in the amount of $115,000 for the three months ended October 31, 1998 or a decrease of $265,000 from the corresponding prior period. SpeakEZ Voice Printsm revenue was derived primarily from the provisioning of services and for the sale of software licenses and hardware systems, and software development kits. Approximately $52,000 of the SpeakEZ revenue for the quarter ended October 31, 1998 was for a government project that will end in November 1998. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $4,973,000 for the three months ended October 31, 1998, from $4,478,000 for the corresponding prior period, and increased as a percentage of total revenue to 54% for the three months ended October 31, 1998 from 46% for the corresponding prior period. The increase in operating costs and expenses was due primarily to the inclusion of a greater amount of direct call provisioning expenses and an overall change in the revenue mix to include a greater portion of direct call provisioning revenue and expenses and a lesser amount of telecommunications services revenue and expenses. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the three months ended October 31, 1998 include the cost of hardware systems sold, installation costs, and royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended October 31, 1998 and 1997.

                                                                                    THREE MONTHS ENDED OCTOBER 31,
                                                                                    ------------------------------
                                                                                         1998             1997
                                                                                         ----             ----
Operating costs and expenses:
  Telecommunications services.......................................................       51%             45%
  Direct call provisioning..........................................................       94              95
  Voice print     ..................................................................       13              24

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 51% for the three months ended October 31, 1998, from 45% in the corresponding prior period. The increase is primarily due to the reduction in telecommunications services revenue and increases in personnel and telecommunications related costs. Direct call provisioning costs decreased to 94% for the three months ended October 31, 1998 compared to 95% for the corresponding prior period. This percentage decrease is primarily attributable to an increase in higher margin direct call provisioning revenue. Most of the cost components have remained consistent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,153,000 for the three months ended October 31, 1998, from $1,863,000 in the corresponding prior period, and increased as a percentage of total revenue to 23% from 19% in the corresponding prior period. Selling, general and administrative expenses associated with the ICS Division increased by $140,000 to $1,515,000 for the three months ended October 31, 1998 from $1,376,000 for the corresponding prior period. The increase was primarily due to an increase of personnel and infrastructure expenses. Selling, general and administrative expenses for the ICS Division are expected to be maintained at current levels. Selling, general and administrative expenses associated with the SpeakEZ Voice Printsm technology were $638,000 for the three months ended October 31, 1998 as compared to $488,000 for the corresponding prior period. The increase was due to an increase in legal expenses and the allowance for bad doubtful accounts. The Company anticipates a reduction in the administrative costs associated with SpeakEZ due to the consolidation of corporate facilities. There is also expected to be a reduction in sales and marketing costs due to the change in the software sales strategy and a reduction in personnel. However, certain cost may be incurred in connection with the relocation and other personnel changes. The Company believes it can implement these reductions without sacrificing potential revenue growth. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as that anticipated for selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses decreased to $482,000 for the three months ended October 31, 1998, from $582,000 in the corresponding prior period. The research and development for the Inmate Calling

Services division decreased to $149,000 for the three months ended October 31, 1998, from $197,000 in the corresponding prior period. For the three months ended October 31, 1998, the Company capitalized $271,000 of computer software development costs associated with the development of a new inmate calling platform compared to $100,000 for the corresponding prior period. The Company expects the research and development expense for the ICS Division to increase as products subject to capitalization become available for general release. The research and development expense associated with the SpeakEZ Voice Printsm technology was $333,000 for the three months ended October 31, 1998 as compared to $385,000 for the corresponding prior period. For the three months ended October 31, 1998, the Company capitalized $93,000 of computer software development costs associated with the SpeakEZ Voice Printsm technology compared to $92,000 for the corresponding prior period. In addition, under a government contract, the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $106,000 for the three months ended October 31, 1998 and was recognized as a reduction to SpeakEZ Voice Printsm technology related research and development expenses. Such reimbursements were $190,000 for the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Printsm technology is also expected to decrease due to the consolidation of research facilities and personnel reductions as a result of the change in software sales strategy.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $1,988,000 for the three months ended October 31, 1998, from $2,148,000 in the corresponding prior period. The decrease is due to a net reduction in depreciation expense associated with telecommunications equipment due to certain assets being fully depreciated offset by an increase in depreciation on office equipment and increased amortization of intangibles. The depreciation and amortization associated with the SpeakEZ Voice Printsm technology and the related business acquisition was $229,000 for the three months ended October 31, 1998 as compared to $263,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase as new sites are added, however it will be offset to the extent that equipment currently in use becomes fully depreciated.

Interest Expense. Interest expense decreased to $236,000 for the three months ended October 31, 1998, from $270,000 in the corresponding prior period. The decrease was attributable to a combination of a reduction in the average balance of indebtedness and a reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings, the sale of equity securities and operating cash flow to fund its operations and capital needs. Cash provided by financing activities supplied the Company with a majority of its cash needs for the three months ended October 31, 1998. The net cash provided by financing activities was $4,313,000 for the three months ended October 31, 1998 compared to $715,000 for the corresponding prior period. Cash used in operations was $2,071,000 for the three months ended October 31, 1998 as compared to cash provided by operations of $1,119,000 for the corresponding prior period. The change in cash provided by operations was primarily attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable and the change in the Company's deferred tax provision. Comparably, these net amounts totaled $1,749,000 for the three months ended October 31, 1998 and $2,694,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the three months ended October 31, 1998 was made up primarily of increases in accounts receivable of $3,530,000 offset by decreases in accounts payable of $257,000. The total change for the three months ended October 31, 1997 was made up primarily of increases in accounts receivable of $1,768,000 and increases in accounts payable of $397,000 and accrued liabilities of $69,000.

Cash used in investing activities was $2,024,000. This included capital expenditures of $1,068,000 for the three months ended October 31, 1998 as compared to $1,635,000 in the corresponding prior period. The capital expenditures for the three months ended October 31, 1998 were mainly for telecommunications equipment and office equipment. Additional investing activities of $956,000 for the three months ended October 31, 1998 and $192,000 for the corresponding prior period expenditures for investments in preferred stock and capitalized software development costs. The 1998 total included $364,000 for software development costs and $592,000 in preferred stock investment in Cell-Tel Monitoring, Inc., the Company's strategic partner in a home incarceration and probation administration product, Containsm. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and will increase as the current base of systems are upgraded to provide increased functional ability and to be compliant with FCC regulations regarding rate announcements.

The Company has been funding its operations by using cash provided by operations and available borrowings under a $20,000,000 line of credit. Management believes that the credit facility should be sufficient to fund the Company's operations and anticipated new inmate call processing systems, upgrades of existing systems, and potential installations for SpeakEZ Voice Printsm for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

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

The Company's State of Readiness. The Company has instituted a Year 2000 Project. As a part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software, and embedded technologies. The evaluation revealed that the Company's current proprietary hardware based inmate calling platform deployed on behalf of the Company's customers, the internal network hardware and operating system that provides the Company's Local Area Network ("LAN") and Wide Area Network ("WAN"), voice mail system, and accounting and business process software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Pursuant to the FCC Order 98-7, associated with the requirement for rate quotes, the Company's inmate calling system must be upgraded by October 1999. As a result of this upgrade, the inmate calling system will be Year 2000 compliant. The Company's internal systems and/or programs are predominantly "off-the-shelf" products with Year 2000 versions now available. The Company's internal network, e-mail system and accounting and business process software are scheduled for update utilizing vendor provided upgrades by June 1999.

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

The Costs to Address the Company's Year 2000 Issues. Expenditures for the three months ended October 31, 1998 for the Year 2000 Project amounted to approximately $25,000. Management expects that the completion of its Year 2000 Project may result in additional expenditures of approximately $500,000. The estimated replacement cost of certain network equipment associated with the WAN portion of the internal network could be an additional $500,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    Exhibits

               27       Financial Data Schedule

         B. No reports on Form 8-K were filed during the three month period ended October 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             T-NETIX, Inc.
                                             ---------------------------------
                                             (Registrant)


Date:     December 15, 1998                   By: /s/ Alvyn A. Schopp
          -----------------                       ----------------------------
                                                  Alvyn A. Schopp
                                                  Chief Executive Oficer

                                              By: /s/ John Giannaula
                                                  ----------------------------
                                                  John Giannaula
                                                  Vice President Finance
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                     DESCRIPTION
-------                   -----------
  27               Financial Data Schedule