Form 10-QT
period 1998-12-31
T NETIX INC
filed 1999-02-11
CIK 929757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                   FORM 10-QT

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 ( ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       OR

 (X) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  ---------------------------------------------

FOR THE TRANSITIONAL PERIOD FROM AUGUST 1, 1998 TO DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-25016

                                  T-NETIX, INC.
                                  -------------
             (Exact Name of registrant as Specified in Its Charter)

          COLORADO                                          84-1037352
----------------------------                                ----------
(State of Other Jurisdiction                             (I.R.S.Employer
     of Incorporation)                                 Identification No.)

       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                  80112
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

      --------------------------------------------------------------------

                  Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at February 9, 1999
         -------------------------------        -------------------------------
         Common Stock, $.01 stated value                 8,558,067

                                  T-NETIX, INC.
                                   FORM 10-QT

                                      INDEX

PART ITEM                                                                                   PAGE
---- ----                                                                                   ----
I.   FINANCIAL INFORMATION

     1. Financial Statements:

              Consolidated Balance Sheets, December 31, 1998
                  and July 31, 1998 (Unaudited)                                               2

              Consolidated Statements of Operations, Five Months Ended
                  December 31, 1998 and 1997 (Unaudited)                                      3

              Consolidated Statements of Shareholders' Equity, Five Months Ended
                  December 31, 1998 and Year Ended July 31, 1998 (Unaudited)                  4

              Consolidated Statements of Cash Flows, Five  Months Ended
                  December 31, 1998 and 1997 (Unaudited)                                      5

              Notes to Consolidated Financial Statements (Unaudited)                          6

     2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                     10

     3. Quantitative and Qualitative Disclosures About Market Risk                           17

II.  OTHER INFORMATION - Items 1 through 6                                                   18

                                          PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 December 31,  July 31,
                                                                    1998         1998
                                                                 ------------  --------
                                                                  (amounts in thousands)
ASSETS
Cash and cash equivalents                                         $    463     $    415
Accounts receivable, net of allowance                               11,510       10,293
Prepaid expenses                                                       595          487
Investment                                                              --        1,343
Property and equipment, at cost:
  Telecommunications equipment                                      43,439       42,435
  Construction in progress                                           4,078        3,163
  Office equipment                                                   5,758        4,937
                                                                  --------     --------
    Property and equipment                                          53,275       50,535
  Less accumulated depreciation and amortization                   (27,728)     (24,756)
                                                                  --------     --------
    Property and equipment, net                                     25,547       25,779
Patent license rights                                                1,877        2,085
Software development costs, net                                      3,016        1,458
Goodwill                                                             2,173           --
Other assets, net                                                    3,482        2,813
                                                                  --------     --------
                                                                  $ 48,663     $ 44,673
                                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Accounts payable                                                $  3,056     $  2,772
  Accrued liabilities                                                4,127        2,628
  Debt                                                              15,160       10,803
                                                                  --------     --------
          Total liabilities                                         22,343       16,203
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                        --           --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,553,292 and 8,544,507          85           85
    shares, respectively
  Additional paid-in capital                                        27,963       27,925
  Retained earnings (deficit)                                       (1,728)         460
                                                                  --------     --------
        Total shareholders' equity                                  26,320       28,470
Commitments and contingencies
                                                                  --------     --------
                                                                  $ 48,663     $ 44,673
                                                                  ========     ========

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Five Months Ended
                                               ---------------------------
                                               December 31,   December 31,
                                                  1998          1997
                                               ------------   ------------
                                              (amounts in thousands, except
                                                    per share amounts)
Revenue:
  Telecommunication services                    $ 13,288      $ 14,795
  Telecommunication licensing                         47            56
  Direct call provisioning                         1,595           878
  Voice print                                        158           408
                                                --------      --------
      Total revenue                               15,088        16,137

Expenses:
  Operating costs and expenses
    Telecommunications services                    6,878         6,656
    Direct call provisioning                       1,503           835
    Voice print                                      510            68
                                                --------      --------
        Total operating costs and expenses         8,891         7,559
  Selling, general, and administrative             4,390         3,025
  Research and development                         1,036           978
  Depreciation and amortization                    3,289         3,507
                                                --------      --------
        Total expenses                            17,606        15,069

        Operating income (loss)                   (2,518)        1,068

Interest expense                                    (420)         (446)
                                                --------      --------

        Earnings (loss) before income taxes       (2,938)          622

Income taxes                                         750          (155)
                                                --------      --------

        Net earnings (loss)                     $ (2,188)     $    467
                                                ========      ========

Basic earnings (loss) per common share          $  (0.26)     $   0.06
                                                ========      ========
Diluted earnings (loss) per common share        $  (0.26)     $   0.05
                                                ========      ========

Weighted average common shares
  outstanding - basic                              8,551         8,459
                                                ========      ========
Weighted average common shares
  outstanding- diluted                             8,551         9,126
                                                ========      ========


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)


                                       Common stock         Additional      Retained          Total
                                    -------------------      paid-in        earnings       shareholders'
                                    Shares      Amounts      capital        (deficit)        equity
                                    ------      -------     ----------      ---------      -------------
                                                         (amounts in thousands)
Balances at August 1, 1997           8,314        $83        $26,908        $  (139)        $ 26,852

Common stock issued upon
   exercise of stock options           230          2            819             --              821
Stock option tax benefit                --         --            198             --              198
Net earnings                            --         --             --            599              599
                                     -----        ---        -------        -------         --------

Balances at July 31, 1998            8,544         85         27,925            460           28,470

Common stock issued upon
   exercise of stock options             9         --             38             --               38
Net loss                                --         --             --         (2,188)          (2,188)
                                     -----        ---        -------        -------         --------

Balances at December 31, 1998        8,553        $85        $27,963        $(1,728)        $ 26,320
                                     =====        ===        =======        =======         ========


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Five months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                               1998         1997
                                                             -------       -------
                                                             (amounts in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                        $(2,188)      $   468
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                              3,289         3,507
    Provision for losses on accounts receivable                  827           216
    Write-down of capitalized software                           490            --
    Deferred tax (benefit) expense                              (750)          155
    Changes in operating assets and liabilities, net of
      acquisition of business:
        Change in accounts receivable                         (2,044)        1,323
        Change in prepaid expenses                              (108)          (75)
        Change in other assets                                  (118)         (182)
        Change in accounts payable                               284           739
        Change in accrued liabilities                          1,500          (843)
                                                             -------       -------

        Cash provided by operating activities                  1,182         5,308
                                                             -------       -------

Cash flows from investing activities:
  Capital expenditures                                        (2,023)       (2,507)
  Business acquisition, net of cash acquired                  (2,265)           --
  Other investing activities                                    (726)         (683)
                                                             -------       -------

        Cash used in investing activities                     (5,014)       (3,190)
                                                             -------       -------

Cash flows from financing activities:
  Net proceeds (payments) under line of credit                 3,872        (1,951)
  Payments of debt                                               (30)         (224)
  Common stock issued for cash under option plans                 38           637
                                                             -------       -------

        Cash provided by financing activities                  3,880        (1,538)
                                                             -------       -------

Net decrease in cash and cash equivalents                         48           580

Cash and cash equivalents at beginning of period                 415           190
                                                             -------       -------

Cash and cash equivalents at end of period                   $   463       $   770
                                                             =======       =======

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Unaudited financial statements

         The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. and subsidiaries (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. The financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to consolidated financial statements, which appear in the 1998 Annual Report on Form 10-K for the company's accounting policies, which are pertinent to these statements.

         Year End

         Effective December 1998, the Company changed its fiscal year from July 31 to December 31.

         Research and Development

         Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.

         Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the economic useful life of the software product, which is generally estimated to be three years. The Company capitalized $726,000 in software development costs for the five months ended December 31, 1998.

         SpeakEZ Operations

         In December 1998, the Company began an evaluation of the SpeakEZ Division and determined the best course of action was to combine its research and development operations previously located in New Jersey with its corporate operations in Englewood, Colorado. This change coincided with the resignation of the Company's former chief executive officer on December 9, 1998. This individual spent a majority of his time in the SpeakEZ Division. The Company charged the cost the severance agreement or approximately $240,000 to SpeakEZ selling, general and administrative expense.

         The Company intends to complete the reorganization of the SpeakEZ operations by February 28, 1999. The reorganization also includes a change in marketing strategy from a direct customer sales strategy to a technology licensing strategy. Due to this change, forecasted revenue for certain SpeakEZ software products was significantly decreased. As a result, capitalized costs for certain software products at December 31, 1998 exceeded its estimated net realizable value. For the five months ended December 31, 1998 the Company incurred a charge of $490,000 for a reduction in the estimated net realizable value of these costs.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Also in the SpeakEZ Division, the Company recognized a loss on a note receivable made to a venture partner for $300,000.

         Acquisition

         Effective December 31, 1998, the Company exercised its option to acquire 100 percent of the common stock of Cell-Tel Monitoring, Inc ("Cell-Tel")., a Florida corporation. Cell-Tel engaged in the sales and marketing and research and development of a prisoner/parolee electronic monitoring device utilizing the Internet and using the Company's SpeakEZ Voice Print(R) technology. The purchase price was approximately $3.8 million, consisting of the conversion of $2.0 million of Cell-Tel preferred stock and an additional $1.8 million in cash and acquisition costs. The acquisition has been accounted for by the purchase method of accounting and, accordingly the results of operations for Cell-Tel for the period beginning January 1, 1999 will be included in the Company's financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

         The excess of cost over the estimated fair value of net assets acquired was allocated to goodwill. A total of $2,173,000 was allocated to goodwill, which will be amortized on a straight-line basis over 7 years. The remaining net assets were allocated primarily to software development costs and office equipment.

         The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on August 1, 1998 and 1997.

                                               FIVE MONTHS         FIVE MONTHS
                                                  ENDED               ENDED
(in thousands, except per share amounts)    DECEMBER 31, 1998  DECEMBER 31, 1997
                                            -----------------  -----------------
Revenue                                         $ 15,088         $16,137
Net earnings (loss)                               (2,896)            353
Diluted earnings (loss) per common share           (0.34)           0.04

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred in the date indicated, or which may result in the future.

         The Cell-Tel acquisition was funded by borrowings under the Company's line of credit with its current commercial bank.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Earnings (loss) per common share

         Earnings (loss) per common share for the five months ended December 31, 1998 and 1997, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the five months ended December 31, 1998 common stock equivalents were not included in the diluted EPS calculation as they would be anti-dilutive. For the five months ended December 31, 1997, diluted common and common equivalent shares outstanding includes 667,000 of common share equivalents, consisting of stock options, determined under the treasury stock method.

         Income taxes

         The Company's tax provision for the five months ended December 31, 1998 and 1997 was calculated using the estimated effective tax rate for the fiscal year.

         Supplemental disclosure to Statements of Cash Flows

         During the five months ended December 31, 1998, the Company financed certain capital expenditures for computer software licenses totaling $504,000 through a capital lease.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          Segment Information

         The Company operated in two business segments; inmate calling services and SpeakEZ Voice Print(R) .The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Segment information for the five months ended December 31, 1998 and 1997 are as follows:

                                                             FIVE MONTHS ENDED DECEMBER 31, 1998
                                                           ---------------------------------------
                                                                   (AMOUNTS IN THOUSANDS)
                                                           INMATE CALLING
                                                              SERVICES      SPEAKEZ         TOTAL
                                                           --------------   -------       --------
                Revenue from external customers .........      $14,930      $   158       $ 15,088
                Operating income (loss) .................          280       (2,798)        (2,518)
                Depreciation and amortization ...........        2,938          351          3,289
                Interest expense ........................          109          311            420
                Segment earnings (loss) before taxes ....          171       (3,109)        (2,938)

                                                             FIVE MONTHS ENDED DECEMBER 31, 1997
                                                           ---------------------------------------
                                                                   (AMOUNTS IN THOUSANDS)
                                                           INMATE CALLING
                                                              SERVICES      SPEAKEZ         TOTAL
                                                           --------------   -------       --------
                Revenue from external customers .........      $15,729      $   408       $16,137
                Operating income (loss) .................        2,560       (1,492)        1,068
                Depreciation and amortization ...........        3,127          380         3,507
                Interest expense ........................          200          246           446
                Segment earnings (loss) before taxes ....        2,360       (1,738)          622

         There was no intersegment revenue for the five months ended December 31, 1998 and 1997. Unallocated amounts to arrive at net earnings included income tax expense (benefit) of $(750,000) and $155,000 for the five months ended December 31, 1998 and 1997, respectively. Consolidated total assets included eliminations of $14,507,000 and $12,509,000 as of December 31, 1998 and July 31, 1998, respectively.

         Subsequent Event

         On February 10, 1999, the Company signed a definitive Agreement and Plan of Merger with Dallas-based Gateway Technologies, Inc., a privately held provider of inmate telecommunications calling services in a transaction valued at approximately $35.2 million. The merger is anticipated to be completed by March 31, 1999. The merger will be accounted for assuming the pooling of interests method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-Q include forward-looking statements that involve risks and uncertainties including, but not limited to, the demand for the Company's products and services and market acceptance risks which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the ability to reduce expenditures in its SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, the effect of the Year 2000 Issue, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed herein.

OVERVIEW

INMATE CALLING SERVICES DIVISION

The Company derives revenue under contracts with its customers, including AT&T, Bell Atlantic, U S WEST, SBC Communications, BellSouth, MCI WorldCom and GTE, and other telecommunications service providers, primarily from the provisioning of specialized call processing services for correctional facilities. This revenue is generated under long-term contracts, which provide for transaction fees paid on a per-call basis. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The Company also derives revenue as a direct provider of inmate calls. The following table sets forth certain information concerning the accepted calls processed by the Company for its customers in the inmate calling market and excludes direct call provisioning.

                                     Five Months Ended
                                ----------------------------
                                December 31,    December 31,
                                  1998             1997
                                ------------    ------------
Call volumes processed          36,276,000      39,131,000

Average daily transactions         237,000         256,000

The Company had a net reduction in call volume in 1998 as a result of prisoner relocation programs, increased use of call control measures by correctional institutions, and non-renewal of some existing site specific customer contracts in competitive bidding arrangements. These factors were partially offset by increases associated with the addition of new call processing systems. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new systems for existing customers.

SPEAKEZ DIVISION

In December 1998, the Company began an evaluation of the SpeakEZ Division and determined the best course of action was to combine its research and development operations previously located in New Jersey with its corporate operations in Englewood, Colorado. This change coincided with the resignation of the Company's former chief executive officer on December 9, 1998. This individual spent a majority of his time in the SpeakEZ Division. The Company charged the cost the severance agreement or approximately $240,000 to SpeakEZ selling, general and administrative expense.

The Company intends to complete the reorganization of the SpeakEZ operations by February 28, 1999. The reorganization also includes a change in marketing strategy from a direct customer sales strategy to a technology licensing strategy. Due to this change, forecasted revenue for certain SpeakEZ software products was significantly decreased. As a result, capitalized costs for certain software products at December 31, 1998 exceeded its estimated net realizable value. For the five months ended December 31, 1998 the Company incurred a charge of $490,000 for a reduction in the estimated net realizable value of these costs.

Even with the changes in marketing strategy, there can be no assurance that the SpeakEZ products will achieve the necessary market acceptance or become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Voice print revenue for the Company has been minimal to date. There is no assurance that the SpeakEZ products will be commercially accepted or profitable in the future.

RESULTS OF OPERATIONS

Five Months Ended December 31, 1998 and 1997

         The following table sets forth certain statement of operations data as a percentage of total revenue for the five months ended December 31, 1998 and 1997.

                                                 FIVE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                      1998           1997
                                                      ----           ----
Revenue:
   Telecommunications services................          88%            92%
   Telecommunications licensing...............           1              -
   Direct call provisioning...................          10              5
   Voice print................................           1              3
                                                      ----           ----
       Total revenue..........................         100            100

Expenses:
   Operating costs and expenses...............          59             47
   Selling, general and administrative........          29             19
   Research and development...................           7              6
   Depreciation and amortization..............          22             21
                                                      ----           ----
     Operating income (loss) .................         (17)             7
   Interest expense...........................          (3)            (3)
                                                      ----           ----
     Earnings (loss) before income taxes......         (20)             4
   Income taxes   ............................           5             (1)
                                                      ----           ----
     Net earnings (loss) .....................         (15)%            3%
                                                      ====           ====

Total Revenue. Total revenue decreased 7% to $15,088,000 for the five months ended December 31, 1998, from $16,137,000 for the prior year. This decrease resulted from decreases in telecommunications services revenue and voice print revenue, offset by an increase in direct call provisioning revenue. The 10% decrease in telecommunications services revenue to $13,288,000 for the five months ended December 31, 1998, from $14,795,000 in the prior year, was due primarily to a 7% decrease in call volume. The net reduction in call volumes is comprised of decreases as a result of prisoner relocation programs, increased use of call control measures by correctional institutions, and non-renewal of existing site specific customers contracts in competitive bidding arrangements. These factors were partially offset by increases associated with the addition of new call processing systems.

Direct call provisioning revenue increased 82% to $1,595,000 for the five months ended December 31, 1998 from $878,000 for the prior period. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The Company's ability to increase direct call provisioning revenue in the future is tied, in part, to the continued provisioning of long distance service on certain site contracts. There can be no assurance that the Company will be successful in increasing the number of sites serviced. The Company also recognized SpeakEZ Voice Print(R) revenue in the amount of $158,000 for the five months ended December 31, 1998 or a decrease of $250,000 from the corresponding prior period. SpeakEZ Voice Print(R) revenue was derived primarily from the provisioning of services and from the sale of software licenses and hardware systems, and software development kits. Approximately $60,000 of the SpeakEZ revenue for the five months ended December 31, 1998 was for a government project that ended in November 1998. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $8,891,000 for the five months ended December 31, 1998, from $7,559,000 for the corresponding prior period, and increased as a percentage of total revenue to 59% for the five months ended December 31, 1998 from 47% for the corresponding prior period. The operating costs and expenses included a charge for a reduction to the estimated net realizable value of certain SpeakEZ related capitalized software development costs of $490,000 or 3% of total revenue. The remaining increase was due an overall change in the revenue mix to include a greater portion of direct call provisioning revenue and expenses and a lesser amount of telecommunications services revenue and expenses. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the five months ended December 31, 1998 include the cost of hardware systems sold, a charge for a reduction to the estimated net realizable value of certain capitalized software development costs, installation costs, and royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the five months ended December 31, 1998 and 1997.

                                                 FIVE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                     1998             1997
                                                     ----             ----
Operating costs and expenses:
  Telecommunications services...................       52%             45%
  Direct call provisioning......................       94              95
  Voice print     ..............................      323              17

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 52% for the five months ended December 31, 1998, from 45% in the corresponding prior period. The increase is primarily due to the reduction in telecommunications services revenue and increases in personnel and telecommunications related costs. Direct call provisioning costs decreased to 94% for the five months ended December 31, 1998 from 95% in the corresponding prior period. This percentage decrease is primarily attributable to an increase in higher margin long distance related direct call provisioning revenue. Most of the cost components have remained consistent. The increase in SpeakEZ operating expenses is due to a charge for $490,000 associated with certain capitalized software development projects which were written down to their estimated net realizable value.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,390,000 for the five months ended December 31, 1998, from $3,025,000 in the corresponding prior period, and increased as a percentage of total revenue to 29% from 19% in the corresponding prior period. Selling, general and administrative expenses associated with the ICS Division increased by $740,000 to $2,942,000 for the five months ended December 31, 1998 from $2,202,000 for the corresponding prior period. The increase was primarily due to increases in salary and related infrastructure costs of $352,000 and professional services and consulting fees of $343,000. Selling, general and administrative expenses for the ICS Division are expected to increase in order to support the new operations associated with the acquisition of Cell-Tel Monitoring, Inc. (now T-NETIX Monitoring Corp.). Selling, general and administrative expenses associated with the SpeakEZ Voice Print(R) technology were $1,448,000 for the five months ended December 31, 1998 as compared to $823,000 for the corresponding prior period. The increase was due primarily to $240,000 in severance expenses and $300,000 for the loss on a note receivable to a venture partner. The Company anticipates a reduction in the administrative costs associated with SpeakEZ due to the consolidation of corporate facilities. There is also expected to be a reduction in sales and marketing costs due to the change in the software sales strategy and a reduction in personnel. The Company believes it can implement these reductions without sacrificing potential revenue growth. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as that anticipated for selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses increased to $1,036,000 for the five months ended December 31, 1998, from $978,000 in the corresponding prior period. The research and development for the Inmate Calling Services division increased to $389,000 for the five months ended December 31, 1998, from $349,000 in the corresponding prior period. For the five months ended December 31, 1998, the Company capitalized $633,000 of computer software development costs associated with the development of a new inmate calling platform compared to $191,000 for the corresponding prior period. The Company expects research and development expense for the ICS Division to increase to support new products and due to the increase in technical personnel from the Cell-Tel acquisition. The research and development expense associated with the SpeakEZ Voice Print(R) technology was $647,000 for the five months ended December 31, 1998 as compared to $629,000 for the corresponding prior period. For the five months ended December 31, 1998, the Company capitalized $93,000 of computer software development costs associated with the SpeakEZ Voice Print(R) technology compared to $142,000 for the corresponding prior period. In addition, under a government contract, the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $65,000 for the five months ended December 31, 1998 and was recognized as a reduction to SpeakEZ Voice Print(R) technology related research and development expenses. Such reimbursements were $138,000 for the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(R) technology is also expected to decrease due to the consolidation of research facilities and personnel reductions as a result of the Company's change in marketing strategy for SpeakEZ.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $3,289,000 for the five months ended December 31, 1998, from $3,507,000 in the corresponding prior period. The decrease is due to a net reduction in depreciation expense associated with telecommunications equipment due to certain assets being fully depreciated, partially offset by an increase in depreciation on office equipment and increased amortization of intangibles. The depreciation and amortization for the SpeakEZ Division was $351,000 for the five months ended December 31, 1998 as compared to $380,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase as new sites are added, however it will be offset to the extent that equipment currently in use becomes fully depreciated.

Interest Expense. Interest expense decreased to $420,000 for the five months ended December 31, 1998, from $446,000 in the corresponding prior period. The decrease was attributable to a combination of a reduction in the average balance of indebtedness and a reduction in interest rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings and operating cash flow to fund its operations and capital needs. Cash provided by financing activities supplied the Company with a majority of its cash needs for the five months ended December 31, 1998. The net cash provided by financing activities was $3,880,000 for the five months ended December 31, 1998 compared to cash used in financing activities of $1,538,000 for the corresponding prior period. Cash provided by operations was $1,182,000 for the five months ended December 31, 1998 as compared to cash provided by operations of $5,308,000 for the corresponding prior period. The change in cash provided by operations was primarily attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable, write-off of capitalized software and the change in the Company's deferred tax provision. Comparably, these net amounts totaled $3,856,000 for the five months ended December 31, 1998 and $3,878,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the five months ended December 31, 1998 was made up primarily of increases in accounts receivable of $2,044,000 offset by decreases in accounts payable and accrued liabilities of $284,000 and $1,500,000, respectively. The total change for the five months ended December 31, 1997 was made up primarily of decreases in accounts receivable of $1,323,000 and accrued liabilities of $843,000 and increases in accounts payable of $739,000.

Cash used in investing activities was $5,014,000. This included capital expenditures of $2,023,000 for the five months ended December 31, 1998 as compared to $2,507,000 in the corresponding prior period. The capital expenditures for the five months ended December 31, 1998 were mainly for telecommunications equipment and office equipment. Additional investing activities of $726,000 for the five months ended December 31, 1998 was for capitalized software development costs. Other investing activities of $683,000 for the five months ended December 31, 1997 included expenditures for investments in preferred stock of Cell-Tel Monitoring, Inc. and capitalized software development costs. In 1998 the Company acquired Cell-Tel Monitoring, Inc. and its home incarceration and probation administration product, Containsm. The additional expenditures for the purchase price and acquisition costs associated with the purchase of the common stock of Cell-Tel were $2,265,000. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and will increase as the current base of systems are upgraded to provide increased functional ability and to be compliant with FCC regulations regarding rate announcements.

The Company has been funding its operations by using cash provided by operations and available borrowings under a $20,000,000 line of credit. Management believes that the credit facility should be sufficient to fund the Company's operations and anticipated new inmate call processing systems, upgrades of existing systems, and potential installations for SpeakEZ Voice Print(R) for the foreseeable future. If the borrowing facilities and cash from operations are insufficient to satisfy the Company's requirements, the Company may be required to sell additional equity securities or extend its borrowing facilities. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

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

The Company's State of Readiness. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company hired additional project management resources. Additionally, the Company has completed its initial evaluation of current computer systems, software, and embedded technologies. The evaluation revealed that the Company's current proprietary inmate calling platform deployed on behalf of the Company's customers, the internal network hardware and operating system that provides the Company's Local Area Network ("LAN") and Wide Area Network ("WAN"), voice mail system, and accounting and business process software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Pursuant to the FCC Order 98-7, associated with the requirement for rate quotes, the Company's inmate calling system must be upgraded by October 1999. As a result of this upgrade, the inmate calling system will be Year 2000 compliant. The Company's internal systems and or programs are predominantly "off-the-shelf" products with Year 2000 versions now available. The Company's internal network, e-mail system and accounting and business process software are scheduled for update utilizing vendor provided upgrades by June 1999.

As part of the Company's Year 2000 Project, the Company plans to contact its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The communications are planned to be completed by February 1999. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company and its operations.

The Costs to Address the Company's Year 2000 Issues. Expenditures for the five months ended December 31, 1998 for the Year 2000 Project amounted to approximately $100,000. Management expects that the completion of its Year 2000 Project may result in additional expenditures of approximately $600,000. The estimated replacement cost of certain network equipment associated with the WAN portion of the internal network could be an additional $500,000.

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

The Company's Contingency Plan. The Company has not, to date, implemented a Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by December, 1999. Final Year 2000 verification and validation risk assessment is scheduled to occur April 1999. However, the Company would expect to develop and implement a contingency plan by the end of March, 1999, in the event the Company's Year 2000 Project should fall behind schedule.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27       Financial Data Schedule

         B.       Reports on Form 8-K

                  The Company filed a Form 8-K dated December 9, 1998 reporting the following:

                  Item 5. Resignation of the Company's chief executive officer and chairman of the board and appointment of new chief executive officer and new chairman.

                  Item 8. The Company's fiscal year end was changed from July 31 to December 31 effective December 31, 1998.

                  The Company filed a Form 8-K dated December 31, 1998 reporting the following:

                  Item 2. Acquisition of 100% of the common stock of Cell-Tel Monitoring, Inc, in a transaction to be accounted for utilizing the purchase method of accounting.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 T-NETIX, Inc.
                                                 -------------
                                                  (Registrant)




Date:     February 11, 1999             By: /s/ Alvyn A. Schopp
          -----------------                 -----------------------------------
                                                  (Signature)

                                        Alvyn A. Schopp, Chief Executive Officer


                                        By: /s/ John Giannaula
                                            -----------------------------------
                                                  (Signature)

                                        John Giannaula, Vice President Finance
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

  27                   Financial Data Schedule