Form 10-K405/A
period 1998-07-31
T NETIX INC
filed 1999-05-11
CIK 929757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

CELL-TEL MONITORING CUSTOMERS

Contain(sm) is a product and service offering which uses SpeakEZ Voice Print(sm) voice verification and the Internet for cost-effective caseload management by community corrections, probation and parole agencies. The Contain(sm) product has proceeded through several field trials. The trials were held at two large county locations, in addition to a segment of a department of criminal justice. The average number of parolee subjects that participated in each trial location is 50. All of the trials used the Standard Contain(sm) service product offering, which included daily verification and agency reporting. The trials were completed in October 1998 and Contain(sm) is currently being used commercially in a judicial district in Kansas.

SPEAKEZ DIVISION

The SpeakEZ Division markets its SpeakEZ Voice Print(sm) technology through various marketing channels. This includes service provider delivery and leveraging off current strategic partner relationships (e.g. GTE-TSI). In addition, the Division has entered into various sales and distribution agreements to deploy SpeakEZ Voice Print(sm) technology in various industries (e.g. Lucent, IBM, and OTG). There have been no significant sales as a result of the distribution agreements. The terms and conditions of the distribution agreements do not contain any purchase committment requirements.

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

Rutgers University had developed technology relating to speaker and speech recognition. Such technology centered around the verification of a speaker by comparison of spoken phrases to speech patterns stored on a computer. Rutgers had entered into a license agreement with SpeakEZ to develop that technology, prior to SpeakEZ's acquisition by the Company. The Company became a successor-in-interest to SpeakEZ's rights under the license agreement. The Company and Rutgers then negotiated an Assumed and Amended License Agreement in 1996. As a part of this agreement, the Company acquired exclusive worldwide rights under existing Rutgers' patents and patent applications, copyrights and software related to speaker and speech recognition technology developed at Rutgers. On May 26, 1996, the United States Patent Office issued U.S. Patent No:
5,522,012 for "Speaker Identification and Verification System" to Rutgers. Several additional Rutgers-owned patent applications are pending. The Company has also filed patent applications in its own name for further development in that field.

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

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 46% for the year ended July 31, 1998, from 43% in the prior year. The increase is primarily due increases in personnel related expenses and communication costs associated with the addition of new sites. Direct call provisioning costs decreased as a percentage of corresponding revenue to 92% for the year ended July 31, 1998, from 93% in the corresponding prior year. This percentage decrease is primarily attributable to an increase in higher margin direct call provisioning revenue. Most of the cost components have remained consistent. Voice print operating expenses decreased to $78,000 for the year ended July 31, 1998 compared to $170,000 for the prior period. The amounts for 1997 included approximately $88,000 for the costs of hardware sales. There were no hardware sales in 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on May 10, 1999.


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

SIGNATURE                                        TITLE                                       DATE
---------                                        -----                                       ----

/s/ THOMAS J. HUZJAK                             Chairman/Chief                              May 10, 1999
-------------------------------                  Executive Officer
Thomas J. Huzjak

/s/ ALVYN A. SCHOPP                              Director/Exec. Vice President/              May 10, 1999
-------------------------------                  Chief Accounting Officer
Alvyn A. Schopp

/s/ DANIEL M. CARNEY                             Director                                    May 10, 1999
-------------------------------
Daniel M. Carney

/s/ ROBERT A. GEIST                              Director                                    May 10, 1999
-------------------------------
Robert A. Geist

/s/ JAMES L. MANN                                Director                                    May 10, 1999
-------------------------------
James L. Mann

/s/ MARTIN T. HART                               Director                                    May 10, 1999
-------------------------------
Martin T. Hart

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




                                                     KPMG PEAT MARWICK LLP

Denver, Colorado
October 18, 1998

                         T-NETIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   JULY 31,
                                                                          --------------------------
                                                                             1998             1997
                                                                          ----------      ----------
                                                                             (AMOUNTS IN THOUSANDS)
                                     ASSETS
Cash and cash equivalents .............................................   $      415      $      190
Accounts receivable, net of allowance for doubtful accounts
   of $404,000 and $120,000 at July 31, 1998 and 1997,
   respectively (note 5)...............................................       10,293          11,779
Prepaid expenses.......................................................          487             236
                                                                          ----------      ----------
     Total current assets..............................................       11,195          12,205
Investment (note 3)....................................................        1,343              --
Property and equipment, at cost (notes 5 and 9):
   Telecommunications equipment........................................       42,435          39,065
   Construction in progress............................................        3,163           3,626
   Office equipment....................................................        4,937           3,901
                                                                          ----------      ----------
     Property and equipment............................................       50,535          46,592
   Less accumulated depreciation and amortization......................      (24,756)        (17,798)
                                                                          ----------      ----------
     Property and equipment, net.......................................       25,779          28,794
Patent license rights, net (note 4)....................................        2,085           2,586
Software development costs, net........................................        1,458             449
Other assets, net......................................................        2,813           2,876
                                                                          ----------      ----------
     Total assets......................................................   $   44,673      $   46,910
                                                                          ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable....................................................   $    2,772      $    2,992
   Accrued liabilities.................................................        2,628           3,688
   Debt (notes 5 and 9)................................................       10,803          13,378
                                                                          ----------      ----------
     Total current liabilities.........................................       16,203          20,058

     Total liabilities.................................................       16,203          20,058
                                                                          ----------      ----------
Shareholders' equity (note 6):
   Preferred stock, $.01 stated value,  10,000,000 shares authorized;
     no shares issued..................................................           --              --
   Common stock, $.01 stated value,  70,000,000 shares authorized;
     8,544,507 and 8,314,583 shares issued and outstanding at
     July 31, 1998 and 1997, respectively..............................           85              83
   Additional paid-in capital..........................................       27,925          26,908
   Retained earnings (deficit).........................................          460            (139)
                                                                          ----------      ----------
     Total shareholders' equity........................................       28,470          26,852
                                                                          ----------      ----------
Commitments and contingencies (note 9)
     Total liabilities and shareholders' equity........................   $   44,673      $   46,910
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

                The Company has research and development contracts with the government. These contracts are fixed price contracts for specific research services. There is no requirement for repayment under the terms of the contracts and revenue is recognized as the services are performed.

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

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the greater of: 1) the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; or 2) the straight line method over the remaining estimated useful life of the product which life is generally estimated to be three years.

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
                                                                                 ========        ========

                Eliminations consist of intercompany receivables in the ICS Division and intercompany payables in the SpeakEZ Division related solely to the intercompany borrowing of the SpeakEZ Division operations.

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

                A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has historically established valuation allowances primarily for net operating loss carryforwards and portions of other deferred tax assets as a result of its history of net losses. The Company has pre-tax net earnings for 1998, 1997 and 1996 and has reversed the valuation allowance in each of these years to the extent that net operating loss carryforwards and other deferred tax assets were used to offset taxable income. The net reduction in the valuation allowance in these years resulted from decreases associated with tax benefits related to utilization of net operating losses offset by increases attributable to certain originating stock option deductions discussed below. The decrease in the valuation allowance in 1998 and 1997 was recorded as an increase in paid-in capital, and the decrease in the valuation allowance in 1996 was offset by reductions in the provision for income taxes. The valuation allowance as of July 31, 1998 and 1997 is attributable to that portion of the Company's net operating loss carryforward attributable to the tax deductions resulting from the exercise of non-qualified stock options.

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