Form 10-Q/A
period 1998-10-31
T NETIX INC
filed 1999-05-11
CIK 929757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------


                                  FORM 10-Q/A

                               AMENDMENT NO.1 TO


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                         October 31,             July 31,
                                                                                             1998                  1998
                                                                                         -----------             ---------
                                                                                             (amounts in thousands)
ASSETS

Cash and cash equivalents                                                           $              633     $              415
Accounts receivable, net of allowance                                                           13,419                 10,293
Prepaid expenses                                                                                   488                    487
                                                                                      -------------------    ------------------
          Total current assets                                                                  14,540                 11,195
Investment                                                                                       1,935                  1,343
Property and equipment, at cost:
  Telecommunications equipment                                                                  43,154                 42,435
  Construction in progress                                                                       3,822                  3,163
  Office equipment                                                                               5,131                  4,937
                                                                                      -------------------    ------------------
    Property and equipment                                                                      52,107                 50,535
  Less accumulated depreciation and amortization                                               (26,499)               (24,756)
                                                                                      -------------------    ------------------
    Property and equipment, net                                                                 25,608                 25,779
Patent license rights                                                                            1,960                  2,085
Software development costs, net                                                                  1,779                  1,458
Other assets, net                                                                                2,809                  2,813
                                                                                      -------------------    ------------------
                                                                                    $           48,631     $           44,673
                                                                                      ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                                  $            2,515     $            2,772
  Accrued liabilities                                                                            2,402                  2,628
  Debt                                                                                          15,244                 10,803
                                                                                      -------------------    ------------------
          Total current liabilities                                                             20,161                 16,203
Long term debt                                                                                     357                     --
                                                                                      -------------------    ------------------
          Total liabilities                                                                     20,518                 16,203
                                                                                      -------------------    ------------------
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                                                    --                     --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,550,632 and 8,544,507
    shares, respectively                                                                            85                     85
  Additional paid-in capital                                                                    27,954                 27,925
  Retained earnings                                                                                 74                    460
                                                                                      -------------------    ------------------
        Total shareholders' equity                                                              28,113                 28,470
Commitments and contingencies
                                                                                      -------------------    ------------------
                                                                                    $           48,631     $           44,673
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


Revenue Recognition

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The provisions of SOP 97-2 have been applied to transactions entered into after July 31, 1998. Prior to that date, the Company's revenue recognition policy was in accordance with SOP No. 91-1.

SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e. software products, upgrades/enhancements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material impact on the Company's results of operations as a result of the adoption of SOP 97-2.


Research and development

Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.


Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the greater of: 1) the amount compared using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product; or 2) the straight line method over the remaining estimated useful life of the product which life is generally estimated to be three years. The Company capitalized $364,000 in software development costs for the three months ended October 31, 1998.


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


There was no intersegment revenue for the three months ended October 31, 1998 and 1997. Unallocated amounts to reflect net earnings included income tax expense (benefit) of $(257,000) and $99,000 for the three months ended October 31, 1998 and 1997, respectively. Consolidated total assets included eliminations of $13,358,000 and $12,509,000 as of October 31, 1998 and July 31, 1998,
respectively. Eliminations consist of intercompany receivables in the ICS Division and intercompany payables in the SpeakEZ Division related solely to the intercompany borrowing of the SpeakEZ Division.

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

                                             T-NETIX, Inc.
                                             ---------------------------------
                                             (Registrant)



Date:     May 3, 1999                         By: /s/ Alvyn A. Schopp
          -----------                             ----------------------------

                                                  Alvyn A. Schopp
                                                  Chief Executive Officer

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