Form 10-QT/A
period 1998-12-31
T NETIX INC
filed 1999-05-11
CIK 929757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                  FORM 10-QT/A

                               AMENDMENT NO. 1 TO

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

                                          PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 December 31,  July 31,
                                                                    1998         1998
                                                                 ------------  --------
                                                                  (amounts in thousands)
ASSETS
Cash and cash equivalents                                         $    463     $    415
Accounts receivable, net of allowance                               11,510       10,293
Prepaid expenses                                                       595          487
                                                                  --------     --------
          Total current assets                                      12,568       11,195
Investment                                                              --        1,343
Property and equipment, at cost:
  Telecommunications equipment                                      43,439       42,435
  Construction in progress                                           4,078        3,163
  Office equipment                                                   5,758        4,937
                                                                  --------     --------
    Property and equipment                                          53,275       50,535
  Less accumulated depreciation and amortization                   (27,728)     (24,756)
                                                                  --------     --------
    Property and equipment, net                                     25,547       25,779
Patent license rights                                                1,877        2,085
Software development costs, net                                      3,016        1,458
Goodwill                                                             2,173           --
Other assets, net                                                    3,482        2,813
                                                                  --------     --------
                                                                  $ 48,663     $ 44,673
                                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Accounts payable                                                $  3,056     $  2,772
  Accrued liabilities                                                4,127        2,628
  Debt                                                              14,803       10,803
                                                                  --------     --------
          Total current liabilities                                 21,986       16,203
Long term debt                                                         357           --
                                                                  --------     --------
          Total liabilities                                         22,343       16,203
                                                                  --------     --------
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                        --           --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,553,292 and 8,544,507          85           85
    shares, respectively
  Additional paid-in capital                                        27,963       27,925
  Retained earnings (deficit)                                       (1,728)         460
                                                                  --------     --------
        Total shareholders' equity                                  26,320       28,470
Commitments and contingencies
                                                                  --------     --------
                                                                  $ 48,663     $ 44,673
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

SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e. software products, upgrades/engagements, postcontract customer support, installation, training, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue allocated to software products (including specified upgrades/enhancements; generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material impact on the Company's result of operations as a result of the adoption of SOP 97-2.

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

The Company intends to complete the reorganization of SpeakEZ operations by February 28, 1999. The reorganization also includes a change in the marketing strategy from a direct customer sales strategy to a technology licensing strategy. A direct customer sales strategy to a technology licensing strategy. A direct customer sales strategy markets a specifically developed software product to a specific, end user customer. The strategy is then to find other specific customers who have similar operating systems and market this product to them. In contrast, a technology licensing strategy focuses on a larger sale customer who can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer, is then responsible for the product integration and ultimate delivery to the end user customer. This change in marketing strategy was incident to the board of directors' revised plans for the Company.

The change in marketing approach noted above required the Company to evaluate the future marketability of all products in the SpeakEZ Division. As a result of this evaluation, management, determined that capitalized cost for SpeakEZ products, some of which would no longer be marketed, exceed their estimated realizable value. For the five months ended December 31, 1998, the Company incurred a charge of $490,000 for a reduction in the carrying value of such capitalized costs to their estimated net realizable value.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Also in the SpeakEZ Division, the Company recognized a loss on a note receivable made to a venture partner for $300,000. In December 1998, the venture partner notified the Company that its plans to raise capital prior to January 1999 were not progressing according to plan and that it would not be able to meet current obligations as they become due. This inability to raise capital to repay the loan which was subordinate to all other forms of debt caused the Company to reassess the ultimate collectibility of the note and to record an allowance on the entire outstanding balance.

         Acquisition

         Effective December 31, 1998, the Company exercised its option to acquire 100 percent of the common stock of Cell-Tel Monitoring, Inc ("Cell-Tel")., a Florida corporation. Cell-Tel engaged in the sales and marketing and research and development of a prisoner/parolee electronic monitoring device utilizing the Internet and using the Company's SpeakEZ Voice Print(R) technology. The purchase price was approximately $3.8 million, consisting of the conversion of $2.1 million of Cell-Tel preferred stock and an additional $1.7 million in cash and acquisition costs. The acquisition has been accounted for by the purchase method of accounting and, accordingly the results of operations for Cell-Tel for the period beginning January 1, 1999 will be included in the Company's financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

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

                                               FIVE MONTHS         FIVE MONTHS
                                                  ENDED               ENDED
(in thousands, except per share amounts)    DECEMBER 31, 1998  DECEMBER 31, 1997
                                            -----------------  -----------------
Revenue                                         $ 15,088            $16,137
Net earnings (loss)                               (2,818)               130
Diluted earnings (loss) per common share           (0.33)              0.01

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

The Company intends to complete the reorganization of SpeakEZ operations by February 28, 1999. The reorganization also includes a change in the marketing strategy from a direct customer sales strategy to a technology licensing strategy. A direct customer sales strategy markets a specifically developed software product to a specific, end user customer. The strategy is then to find other specific customers who have similar operating systems and market this product to the. In contrast, a technology licensing strategy focuses on a larger scale customer who can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer, is then responsible for the product integration and ultimate delivery to the end user customer. This change in marketing strategy was incident to the board of directors' revised plans for the Company.

The change in marketing approach noted above required the Company to evaluate the future marketability of all products in the SpeakEZ Division. As a result of this evaluation, management determined that capitalized costs for SpeakEZ products, some of which would no longer be marketed, exceeded their estimated realizable value. For the five months ended December 31, 19998, the Company incurred a charge of $490,000 for a reduction in the carrying value of such capitalized costs to their estimated net realizable value.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,390,000 for the five months ended December 31, 1998, from $3,025,000 in the corresponding prior period, and increased as a percentage of total revenue to 29% from 19% in the corresponding prior period. Selling, general and administrative expenses associated with the ICS Division increased by $740,000 to $2,942,000 for the five months ended December 31, 1998 from $2,202,000 for the corresponding prior period. The increase was primarily due to increases in salary and other expenses including travel, equipment maintenance, materials and supplies, and telecommunications costs of $352,000 and professional services and consulting fees of $343,000. Selling, general and administrative expenses for the ICS Division are expected to increase in order to support the new operations associated with the acquisition of Cell-Tel Monitoring, Inc. (now T-NETIX Monitoring Corp.). Selling, general and administrative expenses associated with the SpeakEZ Voice Print(R) technology were $1,448,000 for the five months ended December 31, 1998 as compared to $823,000 for the corresponding prior period. The increase was due primarily to $240,000 in severance expenses and $300,000 for the loss on a note receivable to a venture partner. The Company anticipates a reduction in the administrative costs associated with SpeakEZ due to the consolidation of corporate facilities. There is also expected to be a reduction in sales and marketing costs due to the change in the software sales strategy and a reduction in personnel. The Company believes it can implement these reductions without sacrificing potential revenue growth. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as that anticipated for selling, general and administrative expenses.

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


                                                 T-NETIX, Inc.
                                                 -------------
                                                  (Registrant)



Date:     May 10, 1999                  By: /s/ Alvyn A. Schopp
          ------------                      -----------------------------------
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