Form 10-Q
period 1999-03-31
T NETIX INC
filed 1999-05-14
CIK 929757

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

 FOR THE PERIOD FROM JANUARY 1, 1999 TO MARCH 31, 1999

                         COMMISSION FILE NUMBER 0-25016

                                 T-NETIX, INC.
                                 -------------
             (Exact Name of Registrant as Specified in Its Charter)

         COLORADO                                           84-1037352
----------------------------                            -------------------
(State of Other Jurisdiction                             (I.R.S. Employer
     of Incorporation)                                  Identification No.)

       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                   80112
----------------------------------------                -------------------
(Address of principal executive offices)                     (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

      --------------------------------------------------------------------

                  Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )


                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                           Outstanding at May 6, 1999
         -------------------------------            --------------------------
         Common Stock, $.01 stated value                     8,650,367

                                  T-NETIX, INC.
                                    FORM 10-Q

                                      INDEX



PART     ITEM                                                                                  PAGE
----     ----                                                                                  ----
I.       FINANCIAL INFORMATION

         1. Financial Statements:

                  Consolidated Balance Sheets, March 31, 1999
                      and December 31, 1998 (Unaudited)                                           2

                  Consolidated Statements of Operations, Three Months Ended
                      March 31, 1999 and 1998 (Unaudited)                                         3

                  Consolidated Statements of Cash Flows, Three Months Ended
                      March 31, 1999 and 1998 (Unaudited)                                         4

                  Notes to Consolidated Financial Statements (Unaudited)                          5

         2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                      8

         3. Quantitative and Qualitative Disclosures About Market Risk                           15

II.      OTHER INFORMATION - Items 1 through 6                                                   16

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                       March 31,      December 31,
                                                                         1999             1998
                                                                      ----------      ----------
                                                                        (amounts in thousands)

ASSETS
Cash and cash equivalents                                             $      983      $      463
Accounts receivable, net of allowance                                     10,594          11,510
Prepaid expenses                                                             861             595
                                                                      ----------      ----------
          Total current assets                                            12,438          12,568
Property and equipment, at cost:
  Telecommunications equipment                                            45,098          43,439
  Construction in progress                                                 5,543           4,078
  Office equipment                                                         6,227           5,758
                                                                      ----------      ----------
    Property and equipment                                                56,868          53,275
  Less accumulated depreciation and amortization                         (29,544)        (27,728)
                                                                      ----------      ----------
    Property and equipment, net                                           27,324          25,547
Patent license rights                                                      1,752           1,877
Software development costs, net                                            3,344           3,016
Goodwill, net                                                              2,096           2,173
Other assets, net                                                          4,084           3,482
                                                                      ==========      ==========
                                                                      $   51,038      $   48,663
                                                                      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Accounts payable                                                         4,516      $    3,056
  Accrued liabilities                                                 $    4,228           4,127
  Debt                                                                    16,448          14,803
                                                                      ----------      ----------
          Total current liabilities                                       25,192          21,986
Long-term debt                                                               316             357
                                                                      ----------      ----------
          Total liabilities                                               25,508          22,343
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                              --              --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 8,632,367 and 8,553,292                86              85
    shares, respectively
  Additional paid-in capital                                              28,210          27,963
  Accumulated deficit                                                     (2,766)         (1,728)
                                                                      ----------      ----------
           Total shareholders' equity                                     25,530          26,320
Commitments and contingencies
                                                                      ----------      ----------
                                                                      $   51,038      $   48,663
                                                                      ==========      ==========


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended
                                                       ------------------------------
                                                         March 31,         March 31,
                                                           1999              1998
                                                       ------------      ------------
                                                       (amounts in thousands, except
                                                             per share amounts)

Revenue:
  Telecommunication services                           $      7,629      $      8,414
  Telecommunication licensing                                    40               109
  Direct call provisioning                                    1,015               624
  Voice print                                                    25               113
                                                       ------------      ------------
      Total revenue                                           8,709             9,260
                                                       ------------      ------------

Expenses:
  Operating costs and expenses
    Telecommunications services                               3,820             3,890
    Direct call provisioning                                    949               617
    Voice print                                                   4                 8
                                                       ------------      ------------
        Total operating costs and expenses                    4,773             4,515
  Selling, general, and administrative                        2,399             1,813
  Research and development                                      829               531
  Depreciation and amortization                               2,220             2,075
                                                       ------------      ------------
        Total expenses                                       10,221             8,934
                                                       ------------      ------------

        Operating income (loss)                              (1,512)              326

Interest expense                                               (239)             (243)
                                                       ------------      ------------

        Earnings (loss) before income taxes                  (1,751)               83

Income taxes (expense) benefit                                  714               (21)
                                                       ------------      ------------

        Net earnings (loss)                            $     (1,037)     $         62
                                                       ============      ============

Basic earnings (loss) per common share                 $      (0.12)     $       0.01
                                                       ============      ============
Diluted earnings (loss) per common share               $      (0.12)     $       0.01
                                                       ============      ============

Weighted average common shares
  outstanding - basic                                         8,574             8,490
                                                       ============      ============
Weighted average common shares
  outstanding- diluted                                        8,574             9,298
                                                       ============      ============


See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                               1999            1998
                                                            ----------      ----------
                                                               (amounts in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                       $   (1,037)     $       62
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                2,220           2,075
    Provision for losses on accounts receivable                    203             158
    Deferred tax (benefit) expense                                (714)             21
    Changes in operating assets and liabilities, net of
      acquisition of business:
        Change in accounts receivable                              713            (172)
        Change in prepaid expenses                                (266)           (187)
        Change in other assets                                      41             (68)
        Change in accounts payable                               1,460            (911)
        Change in accrued liabilities                              101            (168)
                                                            ----------      ----------

        Cash provided by operating activities                    2,721             810
                                                            ----------      ----------

Cash flows from investing activities:
  Capital expenditures                                          (3,593)           (934)
  Other investing activities                                      (460)           (782)
                                                            ----------      ----------

        Cash used in investing activities                       (4,053)         (1,716)
                                                            ----------      ----------

Cash flows from financing activities:
  Net proceeds under line of credit                              1,663             381
  Payments of debt                                                 (59)            (14)
  Common stock issued for cash under option plans                  248             141
                                                            ----------      ----------

        Cash provided by financing activities                    1,852             508
                                                            ----------      ----------

Net increase (decrease) in cash and cash equivalents               520            (398)

Cash and cash equivalents at beginning of period                   463             770
                                                            ----------      ----------

Cash and cash equivalents at end of period                  $      983      $      372
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

         Year End

         Effective December 1998, the Company changed its fiscal year from a fiscal year ended July 31 to a fiscal year ended December 31. The first quarterly report for the new fiscal year-end is for the three months ended March 31, 1999. All 1998 amounts have been presented on the basis of the new fiscal year end.

         Revenue Recognition

         In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supercedes SOP 91-1. The provisions of SOP 97-2 have been applied to transactions entered into after July 31, 1998. Prior to that date, the Company's revenue recognition policy was in accordance with SOP No. 91-1.

         SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e. software products, upgrades/enhancements, post contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material impact on the Company's results of operations as a result of the adoption of SOP 97-2.

         Research and Development

         Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.

         Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the greater of: 1) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product; or 2) the straight line method over the remaining estimated useful life of the product in which the life is generally estimated to be three years. The Company capitalized $460,000 in software development costs for the three months ended March 31, 1999.

         Acquisitions

         On February 10, 1999, the Company signed a definitive Agreement and Plan of Merger with Dallas-based Gateway Technologies, Inc., a privately held provider of inmate telecommunications calling services in a transaction valued at approximately $35.2 million. The merger is anticipated to be completed by June 14, 1999. It is expected that the merger will be accounted for using the pooling of interests method of accounting.

         Earnings (loss) per common share

         Earnings (loss) per common share for the three months ended March 31, 1999 and 1998, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 1999 common stock equivalents were not included in the diluted EPS calculation as they would be anti-dilutive. For the three months ended March 31, 1998, diluted common and common equivalent shares outstanding includes 808,000 of common share equivalents, consisting of stock options, determined under the treasury stock method.

         Income taxes

         The Company's tax provision for the three months ended March 31, 1999 and 1998 was calculated using the estimated effective tax rate for the fiscal year.

         Subsequent events

         In April 1999, the Company amended its Loan Agreement with its current commercial bank. The Loan Agreement provides for a line of credit of $20,000,000. The amendment extends the term of the Loan Agreement to August 2, 1999 and amends certain financial covenants.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          Segment Information

         The Company operated in two business segments; inmate calling services and SpeakEZ Voice Print(R). The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Inmate calling services includes the provisioning of specialized call processing and offender monitoring services. Segment information for the three months ended March 31, 1999 and 1998 is as follows:


                                                  THREE MONTHS ENDED MARCH 31, 1999
                                             --------------------------------------------
                                                        (AMOUNTS IN THOUSANDS)
                                             INMATE CALLING
                                                SERVICES         SPEAKEZ          TOTAL
                                             ---------------   ----------      ----------

Revenue from external customers ..........     $    8,684      $       25      $    8,709
Operating income (loss) ..................           (717)           (795)         (1,512)
Depreciation and amortization ............          1,960             260           2,220
Interest expense .........................             32             207             239
Segment earnings (loss) before taxes .....           (749)         (1,002)         (1,751)


                                                 THREE MONTHS ENDED MARCH 31, 1998
                                             --------------------------------------------
                                                        (AMOUNTS IN THOUSANDS)
                                             INMATE CALLING
                                                SERVICES         SPEAKEZ          TOTAL
                                             ---------------   ----------      ----------
Revenue from external customers ..........     $    9,147     $      113      $    9,260
Operating income (loss) ..................          1,357         (1,031)            326
Depreciation and amortization ............          1,840            235           2,075
Interest expense .........................             81            162             243
Segment earnings (loss) before taxes .....          1,276         (1,193)             83


         There was no intersegment revenue for the three months ended March 31, 1999 and 1998. Unallocated amounts to arrive at net earnings included income tax expense (benefit) of $(714,000) and $21,000 for the three months ended March 31, 1999 and 1998, respectively. Consolidated total assets included eliminations of $14,745,000 and $14,507,000 as of March 31, 1999 and December 31, 1998, respectively. Eliminations consist of intercompany receivables in the ICS Division and intercompany payables in the SpeakEZ division related solely to the intercompany borrowing of the SpeakEZ Division.

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


                                                 Three Months Ended
                                           ----------------------------------
                                             March 31,             March 31,
                                               1999                  1998
                                           --------------       -------------

Call volumes processed                        21,580,000            23,031,000

Average daily transactions                       240,000               256,000

The Company had a net reduction in call volume in 1999 primarily as a result of prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes will come predominantly from adding new systems for existing customers. Systems that are currently scheduled for installation are not expected to contribute to call volume increases until the third and fourth fiscal quarters.

In December 1998, the Company completed its acquisition of Cell-Tel Monitoring, Inc. The Company includes all of the financial activity of this new business within the ICS Division. The product acquired in the acquisition is a prisoner/parolee electronic monitoring devise utilizing the Internet and using the Company's SpeakEZ Voice Print(R) technology. There has been no significant revenue to date for the monitoring product. In addition, the acquisition is expected to contribute to increases in the ICS Division operating expenses, including selling, general and administrative, research and development, and depreciation and amortization for the current period and into the foreseeable future. There can be no assurance that the monitoring products and services will achieve the necessary market acceptance or become widely adopted. There is no assurance that the monitoring products and services will be commercially accepted or profitable in the future.

SPEAKEZ DIVISION

In December 1998, the Company began an evaluation of the SpeakEZ Division and determined the best course of action was to combine its research and development operations previously located in New Jersey with its corporate operations in Englewood, Colorado. The Company completed the reorganization of the SpeakEZ operations in February 1999. The reorganization included a change in marketing strategy from a direct customer sales strategy to a technology licensing strategy. A direct customer sales strategy markets a specifically developed software product to a specific, end user customer. The strategy is then to find other specific customers who have similar operating systems and market this product to them. In contrast, a technology licensing strategy focuses on a larger scale customer who can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer, is then responsible for the product integration and ultimate delivery to the end user customer.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended March 31, 1999 and 1998.


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ---------------------------
                                                          1999             1998
                                                       ----------       ----------

Revenue:
   Telecommunications services ...................             88%              91%
   Telecommunications licensing ..................             --                1
   Direct call provisioning ......................             12                7
   Voice print ...................................             --                1
                                                       ----------       ----------
       Total revenue .............................            100              100

Expenses:
   Operating costs and expenses ..................             55               49
   Selling, general and administrative ...........             28               19
   Research and development ......................              9                6
   Depreciation and amortization .................             25               22
                                                       ----------       ----------
     Operating income (loss) .....................            (17)               4
   Interest expense ..............................             (3)              (3)
                                                       ----------       ----------
     Earnings (loss) before income taxes .........            (20)               1
   Income taxes ..................................              8              (--)
                                                       ----------       ----------
     Net earnings (loss) .........................            (12)%              1%
                                                       ==========       ==========

Total Revenue. Total revenue decreased 6% to $8,709,000 for the three months ended March 31, 1999, from $9,260,000 for the prior year. This decrease resulted primarily from decreases in telecommunications services revenue and voice print revenue, offset by an increase in direct call provisioning revenue. The 9% decrease in telecommunications services revenue to $7,629,000 for the three months ended March 31, 1999, from $8,414,000 in the prior year, was due primarily to a 6% decrease in call volume. The net reduction in call volumes is comprised of decreases as a result of prisoner relocation programs, increased use of call control measures by correctional institutions, and non-renewal of existing site specific customers contracts in competitive bidding arrangements. These factors were partially offset by increases associated with the addition of new call processing systems.

Direct call provisioning revenue increased 63% to $1,015,000 for the three months ended March 31, 1999 from $624,000 for the prior period. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The Company's ability to increase direct call provisioning revenue in the future is tied, in part, to the continued provisioning of long distance service on certain site contracts. There can be no assurance that the Company will be successful in increasing the number of sites serviced. The Company also recognized SpeakEZ Voice Print(R) revenue in the amount of $25,000 for the three months ended March 31, 1999 or a decrease of $88,000 from the corresponding prior period. SpeakEZ Voice Print(R) revenue was derived primarily from the provisioning of services and from the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $4,773,000 for the three months ended March 31, 1999, from $4,515,000 for the corresponding prior period, and increased as a percentage of total revenue to 55% for the three months ended March 31, 1999 from 49% for the corresponding prior period. The increase was primarily due to an overall change in the revenue mix to include a greater portion of direct call provisioning revenue and expenses and a lesser amount of telecommunications services revenue and expenses. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. The Company invoices these verification procedure costs to its customers with minimal margins. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Voice print operating costs for the three months ended March 31, 1999 was for royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended March 31, 1999 and 1998.


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         1999               1998
                                                                                      ---------          ---------

Operating costs and expenses:
  Telecommunications services.......................................................       50%             46%
  Direct call provisioning..........................................................       94              98
  Voice print.......................................................................       16               7

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 50% for the three months ended March 31, 1999, from 46% in the corresponding prior period. The increase is primarily due to the reduction in telecommunications services revenue and increases in personnel and telecommunications related costs. Direct call provisioning costs decreased to 94% for the three months ended March 31, 1999 from 98% in the corresponding prior period. This percentage decrease is primarily attributable to an increase in higher margin long distance related direct call provisioning revenue. Voice print expenses increased as a percentage of revenue primarily due to a change in the revenue mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,399,000 for the three months ended March 31, 1999, from $1,813,000 in the corresponding prior period, and increased as a percentage of total revenue to 28% from 19% in the corresponding prior period. Selling, general and administrative expenses associated with the ICS Division increased by $823,000 to $2,116,000 for the three months ended March 31, 1999 from $1,293,000 for the corresponding prior period. The increase was primarily due to increases in salary and other expenses including travel, equipment maintenance, materials and supplies and telecommunication cost of $343,000. This increase included approximately $159,000 of expenses associated with the support for the monitoring products. Another component to the increase in selling, general and administrative expenses was professional services and consulting fees, which increased by $369,000. Included in these professional services and consulting fees is $190,000 in merger related expenses associated with the pending merger with Gateway Technologies, Inc. ("Gateway"). The remaining amount of professional services is primarily associated with the upgrade of the Company's internal financial accounting systems to be Year 2000 compliant. The Company anticipates an increase in selling, general and administrative expenses due to additional merger related expenses associated with the acquisition of Gateway. Selling, general and administrative expenses associated with the SpeakEZ Voice Print(R) technology were $283,000 for the three months ended March 31, 1999 as compared to $519,000 for the corresponding prior period. The decrease was due primarily to a reduction in personnel costs of $156,000 and a decrease in travel, marketing costs and legal expenses of $96,000. The Company anticipates a continued reduction in the administrative costs associated with SpeakEZ due to the consolidation of corporate facilities. The Company believes it can implement these reductions without sacrificing potential revenue growth. There can be no assurance, however, that due to the potential lack of market acceptance, risk of technological success, or impact of new competition that revenue will grow at the same rate as that anticipated for selling, general and administrative expenses.

Research and Development Expenses. Research and development expenses increased to $829,000 for the three months ended March 31, 1999, from $531,000 in the corresponding prior period. The research and development for the Inmate Calling Services division increased to $556,000 for the three months ended March 31, 1999, from $150,000 in the corresponding prior period. The increase is as a result of personnel cost increases of $322,000. In addition, the research and development expenses associated with the monitoring products totaled $222,000 for the three months ended March 31, 1999. For the three months ended March 31, 1999, the Company capitalized $460,000 of computer software development costs associated with the development of a new inmate calling platform compared to $246,000 for the corresponding prior period. The Company expects research and development expense for the ICS Division to increase to support new products and due to the increase in technical personnel. The research and development expense associated with the SpeakEZ Voice Print(R) technology was $273,000 for the three months ended March 31, 1999 as compared to $381,000 for the corresponding prior period. The decrease was due to a reduction in personnel and consolidation of the research facilities into the corporate headquarters. For the three months ended March 31, 1999, there was no capitalized computer software development costs associated with the SpeakEZ Voice Print(R) technology compared to $70,000 for the corresponding prior period. In addition, under a government contract, the Company is partially reimbursed for expenses on this project. The activity under this contract has been significantly reduced. This reimbursement totaled approximately $4,000 for the three months ended March 31, 1999 and was recognized as a reduction to SpeakEZ Voice Print(R) technology related research and development expenses. Such reimbursements were $62,000 for the corresponding prior period. The research and development expense associated with the SpeakEZ Voice Print(R) technology is expected to decrease as a result of personnel decreases and consolidation of facilities.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,220,000 for the three months ended March 31, 1999, from $2,075,000 in the corresponding prior period. The increase was due primarily to the amortization of capitalized software development costs and goodwill of approximately $145,000. The depreciation and amortization for the SpeakEZ Division was $260,000 for the three months ended March 31, 1999 as compared to $235,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase, as new sites are added, however it will be offset to the extent that equipment currently in use becomes fully depreciated.

Interest Expense. Interest expense decreased to $239,000 for the three months ended March 31, 1999, from $243,000 in the corresponding prior period. The decrease is attributable to a reduction in interest rates offset by an increase in the daily average balance of indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings and operating cash flow to fund its operations and capital needs. Cash provided by financing activities supplied the Company with a majority of its cash needs for the three months ended March 31, 1999. The net cash provided by financing activities was $1,852,000 for the three months ended March 31, 1999 compared to $508,000 for the corresponding prior period. Cash provided by operations was $2,721,000 for the three months ended March 31, 1999 as compared to $810,000 for the corresponding prior period. The change in cash provided by operations was primarily attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable, and the change in the Company's deferred tax provision. Comparably, these changes totaled $672,000 for the three months ended March 31, 1999 and $2,316,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the three months ended March 31, 1999 consisted primarily of decreases in accounts receivable of $713,000 and increases in accounts payable of $1,460,000. The total change for the three months ended March 31, 1998 consisted primarily of an increase in accounts receivable of $172,000 and decreases in accounts payable of $911,000.

Cash used in investing activities was $4,053,000. This included capital expenditures of $3,593,000 for the three months ended March 31, 1999 as compared to $934,000 in the corresponding prior period. The capital expenditures for the three months ended March 31, 1999 were mainly for telecommunications equipment and office equipment. The telecommunications equipment was related to new sites pending installation and for upgrade costs for existing sites that have been renewed. Additional investing activities of $460,000 for the three months ended March 31, 1999 was for capitalized software development costs. Other investing activities of $782,000 for the three months ended March 31, 1998 included expenditures for investments in preferred stock of Cell-Tel Monitoring, Inc. and capitalized software development costs. The acquisition of Cell-Tel was completed as of December 31, 1998. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and will increase as the current base of systems are upgraded to provide increased functional capability and to be compliant with FCC regulations regarding rate announcements.

The Company has been funding its operations by using cash provided by operations and available borrowings under a $20,000,000 line of credit. Management believes that as a result of its continued capital requirements and the anticipated merger with Gateway that it will need to expand its credit facility or sell additional equity securities to fund the Company's operations and anticipated new inmate call processing systems and upgrades of existing systems. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

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

The Company's State of Readiness. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company hired additional project management resources. Additionally, the Company has completed its initial evaluation of current computer systems, software, and embedded technologies. The evaluation revealed that the Company's current proprietary inmate calling platform deployed on behalf of the Company's customers, the internal network hardware and operating system that provides the Company's Local Area Network ("LAN") and Wide Area Network ("WAN"), voice mail system, and accounting and business process software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Pursuant to the FCC Order 98-7, associated with the requirement for rate quotes, the Company's inmate calling system must be upgraded by October 1999. As a result of this upgrade, the inmate calling system will be Year 2000 compliant. The Company's internal systems and or programs are predominantly "off-the-shelf" products with Year 2000 versions now available. The Company's internal network, e-mail system and accounting and business process software are scheduled for update utilizing vendor provided upgrades by August 1999.

As part of the Company's Year 2000 Project, the Company has contacted its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The communications were completed in February 1999. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company and its operations.

The Costs to Address the Company's Year 2000 Issues. Expenditures for the three months ended March 31, 1999 for the Year 2000 Project amounted to approximately $100,000 and are approximately $300,000 to date. Management expects that the completion of its Year 2000 Project may result in additional expenditures of approximately $400,000. The estimated replacement cost of certain network equipment associated with the WAN portion of the internal network could be an additional $500,000.

The Risks Associated with the Company's Year 2000 Issues. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of network parts and materials, late, missed, or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

The Company's Contingency Plan. The Company has not, to date, implemented its Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by October 1999. The Company would expect to implement a contingency plan by the end of June 1999, in the event the Company's Year 2000 Project should fall behind schedule.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.   Exhibits

                       27     Financial Data Schedule

                  B.   Reports on Form 8-K/A

                  The Company filed a Form 8-K/A dated March 15, 1999 reporting the following:

                  Item 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   T-NETIX, Inc.
                                                   -------------
                                                   (Registrant)




Date:             May 14, 1999        By: /s/ Alvyn A. Schopp
                  ------------            ------------------------------------
                                                      (Signature)

                                      Alvyn A. Schopp, Chief Executive Officer


                                      By: /s/ John Giannaula
                                          ------------------------------------
                                                      (Signature)

                                          John Giannaula, Vice President Finance
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  27            Financial Data Schedule