Form 10-K405/A
period 1998-07-31
T NETIX INC
filed 1999-05-27
CIK 929757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 2 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED JULY 31, 1998                  COMMISSION FILE NUMBER 0-25016

                                 T-NETIX, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  COLORADO                                       84-1037352
        (State or Other Jurisdiction                          (I.R.S. Employer
             of Incorporation)                              Identification No.)

          67 INVERNESS DRIVE EAST
            ENGLEWOOD, COLORADO                                    80112
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (303) 790-9111

  Securities registered pursuant to Section 12(b) of the Act:         NONE.

  Securities registered pursuant to Section 12(g) of the Act:      COMMON STOCK
                                                                 (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 16, 1998, was approximately $36,686,000.

     The number of shares outstanding of the Registrant's common stock as of October 16, 1998, was 8,550,632.

     The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed prior to November 30, 1998, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX

                                                                         PAGE
                                                                         ----
                                     PART I
Item 1    Business....................................................     1
Item 2    Properties..................................................    18
Item 3    Legal Proceedings...........................................    19
Item 4    Submission of Matters to a Vote of Security-Holders.........    19

                                    PART II
Item 5    Market for Registrant's Common Equity and Related               19
          Stockholder Matters.........................................
Item 6    Selected Financial Data.....................................    20
Item 7    Management's Discussion and Analysis of Financial Condition     21
          and Results of Operations...................................
Item 8    Financial Statements and Supplementary Data.................    30
Item 9    Changes in and Disagreements with Accountants on Accounting     30
          and Financial Disclosures...................................

                                    PART III
Item 10   Directors and Executive Officers of the Registrant..........    30
Item 11   Executive Compensation......................................    30
Item 12   Security Ownership of Certain Beneficial Owners and             30
          Management..................................................
Item 13   Certain Relationships and Related Transactions..............    30

                                    PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form     31
          8-K.........................................................

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

SPEAKEZ DIVISION

  Computer and Network Security

     The market for Computer and Network Security is rapidly expanding as businesses seek to make secure their internal and external data networks. While a variety of new technology is being introduced in the market to address network security technologies such as server firewalls, electronic tokens, digital certificates and the like, the standard today for the identification of the individual user of the secured system is the Personal Identification Number or PIN -- and PINs are not very secure. Most recently, network planners have begun to evaluate the use of biometric technologies -- those which use unique human characteristics such as fingerprints, hand, facial or eye images and voice -- for personal identification. Within this new area of biometrics SpeakEZ Voice Print(SM) enjoys several competitive advantages: it does not require additional and expensive special purpose hardware to support the technology (SpeakEZ Voice Print(SM) uses in-place microphones and soundcards) and it is not intrusive to the user.

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

INMATE CALLING SERVICES DIVISION -- PRODUCTS

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

     PIN-LOCK(SM). The ICS Division recently announced another technological innovation -- PIN-LOCK(SM)., Inmate Caller Verification Service, expected to increase the competitive advantage provided by its patented Strike Three!(TM) technology. Before this innovation, inmates might use another inmate's PIN to subvert call restriction controls. PIN-LOCK(SM) prevents this practice by denying the call if there is not a match with the proper inmate's "voice print". The Division believes this technology will greatly enhance the security of its call processing services.

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

          Trust Fund and Commissary. The ICS Division's Trust Fund/Commissary system ("TFC") provides for a fully-integrated, point-of-sale commissary or canteen operation including inventory management, using the inmate bar coded ID card for transaction processing. The commissary purchases are electronically processed on a cashless, electronic funds transfer basis, through the trust fund accounting system provided by the Division.

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

CELL-TEL MONITORING -- PRODUCTS

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

SPEAKEZ DIVISION -- PRODUCTS

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

     To speed the market introduction of VeriNet(SM), the SpeakEZ Division entered into a distribution relationship with and made an investment in a start-up venture called Sentry Systems, Inc. ("Sentry"). Sentry is developing a turnkey WEB security system for E-Commerce transactions.

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

     The SpeakEZ Division believes CVS will be cost effective and easy to implement for the financial institution. The caller uses an ordinary office, home or public telephone -- unlike other biometric identification technologies such as fingerprint, signature or retinal scans, no special hardware or devices are required at the "point of sale". CVS is client server and network-based. It can run in Window-NT(R), OS/2(R) and several versions of UNIX and supports the prevalent IVR and Computer Telephony Integration ("CTI") environments. Currently, the Division has developed versions of CVS which are compatible with IBM's DirectTalk/ Call Path, Dialogic's Antares and Windows NT(R). In 1997, the Division deployed a client-based CVS system at INTRUST Bank for use in the bank's internal and external security applications. In addition other major financial institutions have entered into trial agreements with the Division for the evaluations of the performance, integration, and customer acceptance aspects of CVS.

  Telecommunications

     The SpeakEZ Division has developed and installed for GTE Telecommunications System Inc., its Verifi-Air(SM) product to address wireless telecommunications fraud. Voice Verifi-Air(SM), compares a cellular caller's password utterance or voice print, with the stored voice print of the authorized caller. With Voice Verifi-Air(SM), the Division provides the carrier with subscriber enrollment support, through IVR-driven interfaces with the carrier's customer care center. The subscriber enrolls his or her voice print with Voice Verifi-Air(SM) in the standard manner for SpeakEZ Voice Print(SM) applications -- by stating his or her password 3-4 times. The subscriber's voice print is then linked to the subscriber's Mobile Identification Number or MIN. Competing products and overall market acceptance have stalled the Division's planned utilization of this product. However, the industry itself is still struggling with methods of combating fraud and the Division remains optimistic concerning the eventual use and deployment of this SpeakEZ Voice Print(SM) application.

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

     - The ICS Division services over 800 correctional facilities containing approximately 26% of the current U.S. inmate population.

     - The ICS Division and its customers jointly submit proposals to state departments of corrections and large correctional facilities for new business opportunities. The Division is providing its services to 23 such state departments (including the District of Columbia) as of July 31, 1998.

     - The ICS Division services state, federal, and county facilities in 43 states and in addition services 26 of the 50 largest counties, or 52%, based on inmate population.

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

SPEAKEZ DIVISION

     The SpeakEZ Division markets its SpeakEZ Voice Print(SM) technology through various marketing channels. This includes service provider delivery and leveraging off current strategic partner relationships (e.g. GTE-TSI). In addition, the Division has entered into various sales and distribution agreements to deploy SpeakEZ Voice Print(SM) technology in various industries (e.g. Lucent, IBM, and OTG). There have been no significant sales as a result of the distribution agreements. The terms and conditions of the distribution agreements do not contain any purchase commitment requirements.

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

SPEAKEZ DIVISION

     The market for speaker verification technology is just emerging. The SpeakEZ Division will primarily compete with speaker verification companies along with established speech recognition, IVR and telephone system companies. These include AT&T, InterVoice, Inc., ITT Aerospace/Communication, Nortel, Phillips, IBM, Lernout and Hauspie, Texas Instruments, Veritel Corporation and Voice Control Systems, Inc., and Voice Processing Corporation. The Division also faces competition from biometric technology providers such as Identix and from network security technology providers such as Security Dynamics. The Division believes that its ability to compete for the markets outlined previously, depends on the performance of its technology, its feature-rich nature, and the cost and ease with which it is integrated with customers networks. In addition, the Division believes existing relationships and experience strengthen its competitive position.

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

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes that the timely development of new products and enhancements to existing products is essential to maintain its competitive position. The Company conducts research and development to enhance its existing products (including inmate calling products and SpeakEZ Voice Print(SM) products) and to build new products, both complementary to the existing product line and in new functional areas. In addition to the research and development effort noted above, the Company has devoted resources to two technology-based joint ventures; Cell-Tel Monitoring, Inc. ("Cell-Tel") and Sentry Systems, Inc. ("Sentry"). Delays or difficulties associated with new products or product enhancements could have a material adverse affect on the Company's business, operating results and financial condition.

     During fiscal 1998, 1997 and 1996, the Company's research and product development expenditures were approximately $2.3 million, $2.8 million and $2.4 million. Such amounts in 1998 and 1997 are net of capitalized software development costs of $1,117,000 and $469,000, respectively. There were no such costs capitalized in 1996. Approximately $1.5 million of research and product development expenditures were for the SpeakEZ Voice Print(SM) technology in 1998 and 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In addition, the Company relies to a significant extent on its customers to obtain new contracts with correctional facilities, which has the effect of limiting the Company's control over the competitive bidding process. The Company generally establishes non-exclusive master agreements with its customers which set forth the general terms and conditions, including price, under which the Company will provide its call processing services. The Company then enters into site-specific contracts under these master agreements which govern the provision of services in specific correctional facilities. Accordingly, revenue growth and stability will depend in large part on the Company's ability to enter into new, and renew existing site-specific contracts with its customers. There can be no assurance that the Company will obtain new or renew existing master agreements or site-specific contracts will be renewed or extended, or that these customers may not enter into similar agreements with others. Certain of the site specific contracts contain early termination provisions, including penalties. Notwithstanding such provisions, termination of one or more of these contracts could have a material adverse effect on the Company. See
"Business -- Customers."

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

     On January 29, 1998 the FCC issued Order 98-7. This Order required that all called parties have the opportunity to receive a rate quote before accepting a collect call. These rate quotes are necessary for all public payphones and all inmate collect calling. Currently, the Company's equipment deployed in the field does not provide such a feature. However, this feature has been developed and will be installed in all of the Company's sites by the October 1, 1999 FCC mandated deadline. See "Business -- Regulation."

     Competition. The telecommunications industry, particularly the inmate calling market, is and can be expected to remain highly competitive. The Company competes directly against other suppliers of inmate call processing systems, such as private pay phone operators and manufacturers of call processing equipment. In addition, the Company and its customers jointly compete against other call providers to obtain contracts for inmate calling services. Finally, the Company may also compete against its customers who have used another call provider on a particular bid. Changes in regulations have affected the competitive dynamics within the Company's inmate calling market. Increased competition could result in reduced transaction fees, reduced margins and loss of market share, all of which would have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Regulation."

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

     Risk of System and Service Obsolescence. The telecommunications industry is characterized by rapid technological advancements, frequent new service introductions and evolving industry standards. The Company believes that its continued and future success will depend upon its ability to anticipate and respond to such changes. Current competitors or market entrants may develop technologies, services or standards which could render the Company's technology and systems obsolete or adversely affect the marketability of the Company's system and service offerings. In addition, as the telecommunications networks are modernized and evolve from analog-based to digital-based systems, certain features offered by the Company may diminish in value. Moreover, regulatory actions affecting the telecommunications industry may require significant upgrades to its current technology or may render the Company's service offerings obsolete or commercially unattractive. There can be no assurance that the Company will have sufficient technical, managerial or financial resources to develop or acquire new technology or to introduce new services or products that would meet customer needs in a timely fashion. See "Business -- Regulation."

     Protection of Proprietary Technology. The Company's success depends in part on its proprietary technology, particularly in the area of three-way call prevention. The Company relies on a combination of patent and copyright law and non-disclosure agreements to establish and protect its proprietary rights in its systems. Such protection may not preclude competitors from developing systems with features similar to the Company's offerings. Although the Company intends to defend its intellectual property rights vigorously, there can be no assurance that any measures taken by the Company to defend its rights will be successful. The Company believes it has a strong patent position in the area of three-way call prevention. However, most of the Company's competitors also claim to have such technology, and there can be no assurance that the Company's patents will not be successfully challenged in court or that competitors will not develop alternative means to provide this feature. Moreover, any litigation required to protect the Company's proprietary rights could result in substantial costs and diversion of financial, managerial and other resources. See Business -- Patents and Other Proprietary Rights."

     Risk of Infringing on Existing Patents. The Company believes that its systems, trademarks, and other proprietary rights do not infringe upon any valid proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future. The cost of defending assertions of patent and trademark infringement could be material, whether or not the assertion is ultimately determined to be valid. See Business -- Patents and Other Proprietary Rights."

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

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is quoted on the Nasdaq Stock Market(SM) under the symbol "TNTX." The following table sets forth the range of quarterly high and low closing sale prices of the Common Stock of the Company, all as reported on the Nasdaq Stock Market(SM) for the two most recent fiscal years.

                                                               HIGH     LOW
                                                              ------   -----
Year Ended July 31, 1998
  First quarter.............................................  $11.00   $6.88
  Second quarter............................................   11.00    8.38
  Third quarter.............................................   13.88    9.38
  Fourth quarter............................................   11.00    8.00
Year Ended July 31, 1997
  First quarter.............................................  $14.75   $8.50
  Second quarter............................................   14.13    9.25
  Third quarter.............................................   12.25    7.00
  Fourth quarter............................................   10.25    6.75

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

                                                             YEAR ENDED JULY 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  Telecommunications services................  $34,860   $33,471   $30,249   $24,262   $ 7,529
  Telecommunications licensing...............      205       750        --        --        --
  Direct call provisioning...................    2,516     1,395     3,072     3,492     3,416
  Voice print................................      632       676        57        --        --
  Equipment sales............................       --        --        --        --       345
                                               -------   -------   -------   -------   -------
          Total revenue......................   38,213    36,292    33,378    27,754    11,290
Expenses:
  Operating costs and expenses:
     Telecommunications services.............   15,920    14,478    13,489    10,658     3,128
     Direct call provisioning................    2,311     1,297     2,940     3,370     2,840
     Voice print.............................       78       170        --        --        --
     Cost of equipment sold..................       --        --        --        --       304
                                               -------   -------   -------   -------   -------
          Total operating costs and
            expenses.........................   18,309    15,945    16,429    14,028     6,272
  Selling, general and administrative........    7,448     7,488     6,434     5,413     2,703
  Research and development...................    2,354     2,769     2,374       732       494
  Depreciation and amortization..............    8,250     8,135     5,920     3,607     1,099
                                               -------   -------   -------   -------   -------
          Total expenses.....................   36,361    34,337    31,157    23,780    10,568
                                               -------   -------   -------   -------   -------
  Operating income...........................    1,852     1,955     2,221     3,974       722
  Interest expense...........................   (1,055)     (932)     (548)     (636)   (1,044)
                                               -------   -------   -------   -------   -------
          Earnings (loss) before income
            taxes............................      797     1,023     1,673     3,338      (322)
  Income taxes...............................     (198)     (432)      (46)     (150)       --
                                               -------   -------   -------   -------   -------
          Net earnings (loss)................  $   599   $   591   $ 1,627   $ 3,188   $  (322)
                                               =======   =======   =======   =======   =======
  Diluted earnings (loss) per common share...  $  0.07   $  0.06   $  0.18   $  0.38   $ (0.06)
                                               =======   =======   =======   =======   =======
  Weighted average common shares
     outstanding -- diluted..................    9,206     9,156     8,814     8,360     5,280
Number of Calls Processed....................   93,303    90,953    79,760    61,650    19,846

                                                                  JULY 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
                                                            (AMOUNT IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.................................  $44,673   $46,910   $42,527   $34,904   $16,968
Loans from customer..........................       --        --        --       449     3,728
Debt.........................................   10,803    13,378     6,809     5,613     5,883
Total liabilities............................   16,203    20,058    16,968    14,449    15,401
Shareholders' equity.........................   28,470    26,852    25,559    20,455     1,567

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-K include forward-looking statements that involve risks and uncertainties not limited to, the demand for the Company's products and services and market acceptance risks which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, the effect of the Year 2000 Issue, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, the progress of contract implementation efforts that allow the Company to recognize revenue under its accounting policies, and the results of financing efforts, along with the other risks detailed herein. See "Business -- Risk Factors."

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

                                                                THREE MONTHS ENDED
                       -----------------------------------------------------------------------------------------------------
                        JUL. 31,     APR. 30,     JAN. 31,     OCT. 31,     JUL. 31,     APR. 30,     JAN. 31,     OCT. 31,
                          1998         1998         1998         1997         1997         1997         1997         1996
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Call volumes
  processed..........  23,195,000   22,972,000   23,636,000   23,500,000   23,468,000   22,695,000   23,059,000   21,731,000
Average daily
  transactions.......     252,000      258,000      257,000      255,000      255,000      255,000      250,000      236,000

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

     The SpeakEZ Voice Print(SM) products are also often subject to a long sales cycle. This is especially true in the Company's target markets, where customers generally commit significant resources to an evaluation of new software and require the vendor to expend substantial time, effort, and money educating them about the value of the vendor's solution. As a result, sales to these types of customers generally require an extensive sales effort throughout the organization, and often require final approval by an executive officer or senior level employee. Further, in most cases the Company's SpeakEZ Voice Print(SM) software applications must be integrated and made compatible with the customers' embedded information systems. Typically, the system integration effort requires the cooperation of other technology vendors which also contribute to the extension of the sales cycle. The Company will likely experience delays following initial contact with prospective customers and expend substantial funds and management effort in connections with these sales. There can be no assurance that the Company will be able to successfully execute such sales. The Company uses other technology suppliers in addition to its own direct sales force to distribute its technology and therefore at time lacks control over such partners. For these reasons, revenue from the Company's SpeakEZ Voice Print(SM) products and services will be difficult to predict. While the Company attempts to pursue multiple market revenue opportunities at any given time, there can be no assurance that the Company will not experience fluctuations in revenue from its SpeakEZ Voice Print(SM) products and services. There is no assurance that these products will be commercially accepted or profitable in the future. See "Business -- Risk Factors."

RESULTS OF OPERATIONS

  Fiscal 1998 Compared to Fiscal 1997

     The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended July 31, 1998 and 1997.

                                                              YEAR ENDED
                                                               JULY 31,
                                                              -----------
                                                              1998   1997
                                                              ----   ----
Revenue:
  Telecommunications services...............................   91%    92%
  Telecommunications licensing..............................    1      2
  Direct call provisioning..................................    6      4
  Voice print...............................................    2      2
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs and expenses..............................   48     44
  Selling, general and administrative.......................   19     21
  Research and development..................................    6      8
  Depreciation and amortization.............................   22     22
                                                              ---    ---
          Operating income..................................    5      5
  Interest expense..........................................   (3)    (2)
                                                              ---    ---
          Earnings before income taxes......................    2      3
  Income taxes..............................................   (1)    (1)
                                                              ---    ---
          Net earnings......................................    1%     2%
                                                              ===    ===

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

                                                              YEAR ENDED
                                                               JULY 31,
                                                              -----------
                                                              1998   1997
                                                              ----   ----
Operating costs and expenses:
  Telecommunications services...............................   46%    43%
  Direct call provisioning..................................   92     93
  Voice print...............................................   12     25

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

                                                              YEAR ENDED JULY
                                                                    31,
                                                              ----------------
                                                              1997       1996
                                                              -----      -----
Revenue:
  Telecommunications services...............................    92%        91%
  Telecommunications licensing..............................     2         --
  Direct call provisioning..................................     4          9
  Voice print...............................................     2         --
                                                               ---        ---
          Total revenue.....................................   100        100
Expenses:
  Operating costs and expenses..............................    44         49
  Selling, general and administrative.......................    21         19
  Research and development..................................     8          7
  Depreciation and amortization.............................    22         18
                                                               ---        ---
          Operating income..................................     5          7
  Interest expense..........................................    (2)        (2)
                                                               ---        ---
          Earnings before income taxes......................     3          5
  Income taxes..............................................    (1)        --
                                                               ---        ---
          Net earnings......................................     2%         5%
                                                               ===        ===

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

                                                              YEAR ENDED
                                                               JULY 31,
                                                              -----------
                                                              1997   1996
                                                              ----   ----
Operating costs and expenses:
  Telecommunications services...............................   43%    45%
  Direct call provisioning..................................   93     96
  Voice print...............................................   25     --

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

     Research and Development Expenses. Research and development expenses increased to $2,769,000 for the year ended July 31, 1997, from $2,374,000 in the corresponding prior year, primarily due to the addition of personnel to develop and commercialize the Company's SpeakEZ Voice Print(SM) technology. The research and development expense associated with the SpeakEZ Voice Print(SM)technology was $1,527,000 for the year ended July 31, 1997 as compared to $1,060,000 for the corresponding prior year. For the year ended July 31, 1997, the Company capitalized $411,000 of computer software development costs associated with the SpeakEZ Voice Print(SM) technology. There were no such costs capitalized in the corresponding prior year. In addition, under a government contract the Company is partially reimbursed for expenses on this project. This reimbursement totaled approximately $350,000 for the year ended July 31, 1997 and was recognized as a reduction to SpeakEZ Voice Print(SM)technology related research and development expenses. Such reimbursements were not significant for the corresponding prior year. The Company capitalized $58,000 of computer software development costs associated with the development of a new inmate calling platform during the year ended July 31, 1997.

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

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     JUL. 31,   APR. 30,   JAN. 31,   OCT. 31,
                                                       1998       1998       1998       1997
                                                     --------   --------   --------   --------
                                                              (AMOUNTS IN THOUSANDS)
Revenue:
  Telecommunications services......................   $8,539     $8,539     $8,979     $8,803
  Telecommunications licensing.....................       40        109         10         46
  Direct call provisioning.........................      783        664        563        506
  Voice print......................................       49        122         81        380
                                                      ------     ------     ------     ------
          Total revenue............................    9,411      9,434      9,633      9,735
Expenses:
  Operating costs and expenses.....................    4,635      4,614      4,582      4,478
  Selling, general and administrative..............    2,079      1,774      1,732      1,863
  Research and development.........................      636        606        530        582
  Depreciation and amortization....................    1,983      2,056      2,063      2,148
                                                      ------     ------     ------     ------
          Total expenses...........................    9,333      9,050      8,907      9,071
                                                      ------     ------     ------     ------
  Operating income.................................       78        384        726        664
  Interest expense.................................     (285)      (237)      (263)      (270)
                                                      ------     ------     ------     ------
          Earnings (loss) before income taxes......     (207)       147        463        394
  Income taxes.....................................       54        (37)      (116)       (99)
                                                      ------     ------     ------     ------
          Net earnings (loss)......................   $ (153)    $  110     $  347     $  295
                                                      ======     ======     ======     ======

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's unaudited quarterly statement of operations.

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     JUL. 31,   APR. 30,   JAN. 31,   OCT. 31,
                                                       1998       1998       1998       1997
                                                     --------   --------   --------   --------
Revenue:
  Telecommunications services......................     90%        91%        93%        90%
  Telecommunications licensing.....................      1          1         --          1
  Direct call provisioning.........................      8          7          6          5
  Voice print......................................      1          1          1          4
                                                       ---        ---        ---        ---
          Total revenue............................    100        100        100        100
Expenses:
  Operating costs and expenses.....................     49         49         48         47
  Selling, general and administrative..............     22         19         18         19
  Research and development.........................      7          6          5          6
  Depreciation and amortization....................     21         22         21         21
                                                       ---        ---        ---        ---
          Operating income.........................      1          4          8          7
  Interest expense.................................     (3)        (2)        (3)        (3)
                                                       ---        ---        ---        ---
          Earnings before income taxes.............     (2)         2          5          4
  Income taxes.....................................      1         (1)        (2)        (2)
                                                       ---        ---        ---        ---
          Net earnings.............................     (1)%        1%         3%         2%
                                                       ===        ===        ===        ===

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for each unaudited quarter:

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     JUL. 31,   APR. 30,   JAN. 31,   OCT. 31,
                                                       1998       1998       1998       1996
                                                     --------   --------   --------   --------
Operating costs and expenses:
  Telecommunications services......................     46%        46%        45%        45%
  Direct call provisioning.........................     82         99         94         95
  Voice print......................................     --          7         44         24

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of July 31, 1998 and 1997....  F-2
Consolidated Statements of Operations for the Years Ended
  July 31, 1998, 1997 and 1996..............................  F-3
Consolidated Statements of Shareholders' Equity for the
  Years Ended July 31, 1998, 1997 and 1996..................  F-4
Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1998, 1997 and 1996..............................  F-5
Notes to Consolidated Financial Statements..................  F-6

          2. Financial Statement Schedules:

        Independent Auditors' Report on Financial Statement Schedule

        Schedule II -- Valuation and Qualifying Accounts for the Years Ended July 31, 1998, 1997 and 1996

          3. Exhibit Index:

        EXHIBIT
         NUMBER                              DESCRIPTION OF EXHIBIT
        -------                              ----------------------
          (2.1)           -- Acquisition Agreement and Plan of Merger between
                             Registrant and SpeakEZ, Inc. dated October 11, 1995.****
          (3.1)           -- Articles of Amendment to the Articles of Incorporation of
                             Registrant****
          (3.2)           -- Amended and Restated Articles of Incorporation of
                             Registrant**
          (3.3)           -- Amended and Restated Bylaws of Registrant*
         (10.1)           -- 1991 Non-Qualified Stock Option Plan***
         (10.2)           -- Form of 1991 Non-Qualified Stock Option Agreement***
         (10.3)           -- 1991 Incentive Stock Option Plan***
         (10.4)           -- Form of 1991 Incentive Stock Option Agreement***
         (10.5)           -- 1993 Incentive Stock Option Plan***
         (10.6)           -- Form of 1993 Incentive Stock Option Agreement***
         (10.7)           -- Agreement between American Telephone and Telegraph
                             Company and Registrant dated November 1, 1991*
         (10.8)           -- Amendment Number One to the Loan Agreement between
                             Registrant and INTRUST BANK, N.A., dated as of June 2,
                             1998.*****
         (10.9)           -- Standard Industrial Lease between Pacifica Development
                             Properties, II LLC and Registrant dated April 15, 1996
                             and Amendment Number One thereto, dated May 20, 1996.****
         (21)             -- Subsidiaries of Registrant*
         (23.1)           -- Consent of KPMG Peat Marwick LLP*****
         (27)             -- Financial Data Schedule*****

---------------

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

***** Previously filed with the Commission as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the year ended July 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on May 26, 1999.

                                            T-NETIX, INC.

                                            By:     /s/ ALVYN A. SCHOPP
                                              ----------------------------------
                                                       Alvyn A. Schopp,
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----
                 /s/ ALVYN A. SCHOPP                   Director/Chief Executive Officer         May 26, 1999
  -------------------------------------------------
                   Alvyn A. Schopp

                 /s/ JOHN GIANNAULA                    Vice President/Chief Accounting          May 26, 1999
-----------------------------------------------------    Officer
                   John Giannaula

                /s/ DANIEL M. CARNEY                   Director/Chairman                        May 26, 1999
-----------------------------------------------------
                  Daniel M. Carney

                 /s/ ROBERT A. GEIST                   Director                                 May 26, 1999
-----------------------------------------------------
                   Robert A. Geist

                  /s/ JAMES L. MANN                    Director                                 May 26, 1999
-----------------------------------------------------
                    James L. Mann

                 /s/ MARTIN T. HART                    Director                                 May 26, 1999
-----------------------------------------------------
                   Martin T. Hart

                /s/ DANIEL J. TAYLOR                   Director                                 May 26, 1999
-----------------------------------------------------
                  Daniel J. Taylor

               /s/ JOHN H. BURBANK III                 Director                                 May 26, 1999
-----------------------------------------------------
                 John H. Burbank III

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of July 31, 1998 and 1997....  F-2
Consolidated Statements of Operations for the Years Ended
  July 31, 1998, 1997 and 1996..............................  F-3
Consolidated Statements of Shareholders' Equity for the
  Years Ended July 31, 1998, 1997 and 1996..................  F-4
Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1998, 1997 and 1996..............................  F-5
Notes to Consolidated Financial Statements..................  F-6

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

                                            KPMG PEAT MARWICK LLP

Denver, Colorado
October 18, 1998

                         T-NETIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     JULY 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Cash and cash equivalents...................................   $    415     $    190
Accounts receivable, net of allowance for doubtful accounts
  of $404,000 and $120,000 at July 31, 1998 and 1997,
  respectively (note 5).....................................     10,293       11,779
Prepaid expenses............................................        487          236
                                                               --------     --------
          Total current assets..............................     11,195       12,205
Investment (note 3).........................................      1,343           --
Property and equipment, at cost (notes 5 and 9):
  Telecommunications equipment..............................     42,435       39,065
  Construction in progress..................................      3,163        3,626
  Office equipment..........................................      4,937        3,901
                                                               --------     --------
     Property and equipment.................................     50,535       46,592
  Less accumulated depreciation and amortization............    (24,756)     (17,798)
                                                               --------     --------
     Property and equipment, net............................     25,779       28,794
Patent license rights, net (note 4).........................      2,085        2,586
Software development costs, net.............................      1,458          449
Other assets, net...........................................      2,813        2,876
                                                               --------     --------
          Total assets......................................   $ 44,673     $ 46,910
                                                               ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable..........................................   $  2,772     $  2,992
  Accrued liabilities.......................................      2,628        3,688
  Debt (notes 5 and 9)......................................     10,803       13,378
                                                               --------     --------
          Total current liabilities.........................     16,203       20,058
          Total liabilities.................................     16,203       20,058
                                                               --------     --------
Shareholders' equity (note 6):
  Preferred stock, $.01 stated value, 10,000,000 shares
     authorized; no shares issued...........................         --           --
  Common stock, $.01 stated value, 70,000,000 shares
     authorized; 8,544,507 and 8,314,583 shares issued and
     outstanding at July 31, 1998 and 1997, respectively....         85           83
  Additional paid-in capital................................     27,925       26,908
  Retained earnings (deficit)...............................        460         (139)
                                                               --------     --------
          Total shareholders' equity........................     28,470       26,852
                                                               --------     --------
Commitments and contingencies (note 9)
          Total liabilities and shareholders' equity........   $ 44,673     $ 46,910
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED
                                                                       JULY 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                 (AMOUNTS IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
Revenue:
  Telecommunications services...............................  $34,860   $33,471   $30,249
  Telecommunications licensing..............................      205       750        --
  Direct call provisioning..................................    2,516     1,395     3,072
  Voice print...............................................      632       676        57
                                                              -------   -------   -------
          Total revenue.....................................   38,213    36,292    33,378
                                                              -------   -------   -------
Expenses:
  Operating costs and expenses:
     Telecommunications services............................   15,920    14,478    13,489
     Direct call provisioning (including bad debt expense of
       $587,000, $261,000 and $493,000 for 1998, 1997 and
       1996, respectively)..................................    2,311     1,297     2,940
     Voice print............................................       78       170        --
                                                              -------   -------   -------
          Total operating costs and expenses................   18,309    15,945    16,429
  Selling, general and administrative.......................    7,448     7,488     6,434
  Research and development..................................    2,354     2,769     2,374
  Depreciation and amortization.............................    8,250     8,135     5,920
                                                              -------   -------   -------
          Total expenses....................................   36,361    34,337    31,157
                                                              -------   -------   -------
          Operating income..................................    1,852     1,955     2,221
  Interest expense..........................................   (1,055)     (932)     (548)
                                                              -------   -------   -------
          Earnings before income taxes......................      797     1,023     1,673
  Income taxes (note 8).....................................     (198)     (432)      (46)
                                                              -------   -------   -------
Net earnings................................................  $   599   $   591   $ 1,627
                                                              =======   =======   =======
Basic earnings per common share.............................  $  0.07   $  0.06   $  0.21
                                                              =======   =======   =======
Diluted earnings per common share...........................  $  0.07   $  0.06   $  0.18
                                                              =======   =======   =======
Weighted average common shares -- basic.....................    8,493     8,232     7,793
                                                              =======   =======   =======
Weighted average common shares -- diluted...................    9,206     9,156     8,814
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON STOCK     ADDITIONAL   RETAINED        TOTAL
                                              ----------------    PAID-IN     EARNINGS    SHAREHOLDERS'
                                              SHARES   AMOUNTS    CAPITAL     (DEFICIT)      EQUITY
                                              ------   -------   ----------   ---------   -------------
                                                               (AMOUNTS IN THOUSANDS)
BALANCES AT AUGUST 1, 1995..................  7,623      $76      $22,736      $(2,357)      $20,455
  Common stock issued upon exercise of stock
     options................................    303        3          195           --           198
  Common stock issued for assets acquired
     (note 3)...............................     30       --           --           --            --
  Common stock issued in business
     acquisition (note 4)...................    195        2        2,269           --         2,271
  Stock option tax benefit (note 8).........     --       --        1,008           --         1,008
  Net earnings..............................     --       --           --        1,627         1,627
                                              -----      ---      -------      -------       -------
BALANCES AT JULY 31, 1996...................  8,151       81       26,208         (730)       25,559
  Common stock issued upon exercise of stock
     options................................    155        2          204           --           206
  Common stock issued in business
     acquisition (note 4)...................      8       --           94           --            94
  Stock option tax benefit (note 8).........     --       --          402           --           402
  Net earnings..............................     --       --           --          591           591
                                              -----      ---      -------      -------       -------
BALANCES AT JULY 31, 1997...................  8,314       83       26,908         (139)       26,852
  Common stock issued upon exercise of stock
     options................................    230        2          819           --           821
  Stock option tax benefit (note 8).........     --       --          198           --           198
  Net earnings..............................     --       --           --          599           599
                                              -----      ---      -------      -------       -------
BALANCES AT JULY 31, 1998...................  8,544      $85      $27,925      $   460       $28,470
                                              =====      ===      =======      =======       =======

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED JULY 31,
                                                              ----------------------------
                                                               1998      1997       1996
                                                              -------   -------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
Net earnings................................................  $   599   $   591   $  1,627
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................    8,250     8,135      5,920
  Provision for losses on accounts receivable...............      687       261        493
  Deferred tax expense......................................      198       402         --
  Noncash reductions of loans from customer.................       --        --       (449)
  Changes in operating assets and liabilities:
     Change in accounts receivable..........................      799    (3,745)       533
     Change in prepaid expenses.............................     (251)       60        (28)
     Change in other assets.................................     (320)     (302)      (163)
     Change in accounts payable.............................     (220)   (4,976)     1,828
     Change in accrued liabilities..........................   (1,060)    1,560       (287)
                                                              -------   -------   --------
          Cash provided by operating activities.............    8,682     1,986      9,474
                                                              -------   -------   --------
Cash used in investing activities:
  Capital expenditures......................................   (4,243)   (7,346)   (10,440)
  Acquisition of business...................................       --        --       (450)
  Other investing activities................................   (2,460)   (1,208)      (668)
                                                              -------   -------   --------
          Cash used in investing activities.................   (6,703)   (8,554)   (11,558)
                                                              -------   -------   --------
Cash flows from financing activities:
  Net proceeds (payments) under line of credit..............   (2,318)    6,765      1,695
  Payments of debt..........................................     (257)     (358)      (499)
  Common stock issued for cash under option plans...........      821       206        198
  Payment for loan fees and offering costs..................       --        --        (37)
                                                              -------   -------   --------
          Cash provided by (used in) financing activities...   (1,754)    6,613      1,357
                                                              -------   -------   --------
Net increase (decrease) in cash and cash equivalents........      225        45       (727)
Cash and cash equivalents at beginning of year..............      190       145        872
                                                              -------   -------   --------
Cash and cash equivalents at end of year....................  $   415   $   190   $    145
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

OTHER ASSETS

     Other assets include deposits, purchased computer software, patent defense costs, patents, and other intangible assets. Patents and intangible assets are stated at cost. Amortization is computed on the straight-

                         T-NETIX, INC. AND SUBSIDIARIES
line basis over 17 years for patent costs and periods ranging from 3 to 7 years for other intangibles. Other assets are recorded net of accumulated amortization of $710,000 and $324,000 at July 31, 1998 and 1997, respectively. Amortization charged to expense was $386,000, $332,000, and $101,000 for the years ended July 31, 1998, 1997, and 1996, respectively.

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

INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

                         T-NETIX, INC. AND SUBSIDIARIES
between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

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

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," (SFAS 130) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 will be adopted for the fiscal year beginning August 1, 1998. The Company believes that the adoption of SFAS 130 will not have a significant effect on the presentation of its financial statements.

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

                         T-NETIX, INC. AND SUBSIDIARIES

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

INVESTMENTS IN JOINT VENTURES

     Effective June 10, 1998, through its subsidiary, SpeakEZ, the Company acquired a 20% interest in a limited liability company, Sentry Systems, Inc. ("Sentry"). Sentry is an entity specializing in Internet computer network security applications. Sentry, through a separate License Agreement utilizes the Company's SpeakEZ Voice Print(SM) technology. The Company acquired its interest in Sentry in exchange for the license of SpeakEZ Voice Print(SM) technology. There was no historical cost basis in the contributed technology and accordingly no value has been assigned to the Sentry investment in the accompanying financial statements. The Company has an option, at certain times to purchase additional interests in Sentry up to 51% at a price based on a market value formula. The Company accounts for its investment in Sentry under the equity method of accounting. On September 1, 1998, the Company entered into a lending arrangement with Sentry, whereby the Company provided Sentry with a $300,000 line of credit under a loan and security agreement. The loan carries an interest rate of prime plus 2%. It also contains various conversion features into additional shares of common stock of Sentry.

                         T-NETIX, INC. AND SUBSIDIARIES

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

(5) DEBT

     Debt at July 31, 1998 and 1997 is summarized as follows:

                                                                  JULY 31,
                                                              -----------------
                                                               1998      1996
                                                              -------   -------
                                                                 (AMOUNTS IN
                                                                 THOUSANDS)
Debt:
  Line of credit agreement..................................  $10,734   $13,052
  Other.....................................................       69       326
                                                              -------   -------
                                                              $10,803   $13,378
                                                              =======   =======

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

                                                               WEIGHTED
                                                                AVERAGE
                                                            SHARES RESERVED     OPTIONS     EXERCISE
                                                              FOR OPTIONS     OUTSTANDING    PRICE
                                                            ---------------   -----------   --------
Outstanding at August 1, 1995.............................      445,301        1,783,565     $2.83
  Increase in authorized shares...........................      500,000               --
  Granted.................................................     (650,000)         650,000      7.70
  Exercised...............................................           --         (302,746)     0.65
  Canceled................................................       61,483          (61,483)     2.30
                                                               --------        ---------
Outstanding at July 31, 1996..............................      356,784        2,069,336      4.61
  Granted.................................................     (239,500)         239,500      7.25
  Exercised...............................................           --         (155,968)     1.30
  Canceled................................................       82,750          (82,750)     6.76
                                                               --------        ---------
Outstanding at July 31, 1997..............................      200,034        2,070,118      5.08
  Granted.................................................     (126,500)         126,500      9.09
  Exercised...............................................           --         (229,924)     3.57
  Canceled................................................       40,125          (40,125)     7.15
                                                               --------        ---------
Outstanding at July 31, 1998..............................      113,659        1,926,569      5.48
                                                               ========        =========

                                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                       ---------------------------------------   -------------------------
                                                         WEIGHTED
                                         NUMBER OF        AVERAGE     WEIGHTED                    WEIGHTED
                                       OUTSTANDING AT    REMAINING    AVERAGE        NUMBER       AVERAGE
RANGE OF                                  JULY 31,      CONTRACTUAL   EXERCISE   EXERCISABLE AT   EXERCISE
EXERCISE PRICES                             1998           LIFE        PRICE     JULY 31, 1998     PRICE
---------------                        --------------   -----------   --------   --------------   --------
$0.20................................      303,725          2.7        $ 0.20        303,725       $ 0.20
 3.00-4.00...........................      256,194          4.8          3.25        256,194         3.25
 5.50................................      435,150          6.0          5.50        335,650         5.50
 7.25................................      762,000          7.5          7.25        333,667         7.25
 8.25-13.71..........................      169,500          8.7         10.33         46,250        13.60
                                         ---------                                 ---------
$0.20-13.71..........................    1,926,569                                 1,275,486
                                         =========                                 =========

     The Company has not recorded compensation expense pursuant to the grants of its stock options under APB 25. Had the Company determined compensation cost based on the fair value at the grant date for its

                         T-NETIX, INC. AND SUBSIDIARIES
stock options under SFAS 123, the Company's net earnings and net earnings per common share would have been:

                                                    JULY 31, 1998         JULY 31, 1997
                                                 -------------------   -------------------
                                                    AS                    AS
                                                 REPORTED   PROFORMA   REPORTED   PROFORMA
                                                 --------   --------   --------   --------
                                                          (AMOUNTS IN THOUSANDS)
Net earnings...................................   $ 599      $ 168      $ 591       $ 11
                                                  =====      =====      =====       ====
Earnings per common share
  -- basic.....................................   $0.07      $0.02      $0.06       $ --
                                                  =====      =====      =====       ====
  -- diluted...................................   $0.07      $0.02      $0.06       $ --
                                                  =====      =====      =====       ====

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

                                                            YEAR ENDED JULY 31, 1998
                                                          ----------------------------
                                                           INMATE
                                                          CALLING
                                                          SERVICES   SPEAKEZ    TOTAL
                                                          --------   -------   -------
                                                             (AMOUNTS IN THOUSANDS)
Revenue from external customers.........................  $37,581    $   632   $38,213
Operating income (loss).................................    5,848     (3,996)    1,852
Depreciation and amortization...........................    7,326        924     8,250
Interest expense........................................      463        592     1,055
Segment earnings (loss) before taxes....................    5,385     (4,588)      797
Segment assets..........................................   52,349      4,833    57,182

                         T-NETIX, INC. AND SUBSIDIARIES

                                                            YEAR ENDED JULY 31, 1997
                                                          ----------------------------
                                                           INMATE
                                                          CALLING
                                                          SERVICES   SPEAKEZ    TOTAL
                                                          --------   -------   -------
                                                             (AMOUNTS IN THOUSANDS)
Revenue from external customers.........................  $35,616    $   676   $36,292
Operating income (loss).................................    4,619     (2,664)    1,955
Depreciation and amortization...........................    7,430        705     8,135
Interest expense........................................      565        367       932
Segment earnings (loss) before taxes....................    4,394     (3,371)    1,023
Segment assets..........................................   50,432      5,544    55,976

                                                            YEAR ENDED JULY 31, 1996
                                                          ----------------------------
                                                           INMATE
                                                          CALLING
                                                          SERVICES   SPEAKEZ    TOTAL
                                                          --------   -------   -------
                                                             (AMOUNTS IN THOUSANDS)
Revenue from external customers.........................  $33,321    $    57   $33,378
Operating income (loss).................................    3,531     (1,310)    2,221
Depreciation and amortization...........................    5,576        344     5,920
Interest expense........................................      499         49       548
Segment earnings (loss) before taxes....................    3,032     (1,359)    1,673
Segment assets..........................................   42,650      4,166    46,816

     Reconciliations of Revenue, Profit (Loss), and Assets for the Company's reportable segments is as follows:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
REVENUE                                                    1998      1997      1996
-------                                                   -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Total revenue for reportable segments...................  $38,213   $36,292   $33,378
Elimination of intersegment revenue.....................       --        --        --
                                                          -------   -------   -------
          Total consolidated revenue....................  $38,213   $36,292   $33,378
                                                          =======   =======   =======

                                                               YEAR ENDED JULY 31,
                                                              ----------------------
PROFIT OR LOSS                                                1998    1997     1996
--------------                                                ----   ------   ------
                                                              (AMOUNTS IN THOUSANDS)
Segment earnings (loss), before taxes.......................  $797   $1,023   $1,673
Unallocated amounts, income taxes...........................  (198)    (432)     (46)
                                                              ----   ------   ------
          Net earnings......................................  $599   $  591   $1,627
                                                              ====   ======   ======

                                                                     JULY 31,
                                                              ----------------------
ASSETS                                                           1998        1997
------                                                        ----------   ---------
                                                              (AMOUNTS IN THOUSANDS)
Total assets for reportable segments........................   $ 57,182     $55,976
Eliminations................................................    (12,509)     (9,066)
                                                               --------     -------
          Consolidated total................................   $ 44,673     $46,910
                                                               ========     =======

     Eliminations consist of intercompany receivables in the ICS Division and intercompany payables in the SpeakEZ Division related solely to the intercompany borrowing of the SpeakEZ Division operations.

                         T-NETIX, INC. AND SUBSIDIARIES

     Substantially all of the Company's reportable segment revenue is derived within the United States. Revenue, as a percentage of total revenue, attributable to significant customers was as follows:

                                                              1998   1997   1996
                                                              ----   ----   ----
Customer A..................................................  15%    11%    10%
Customer B..................................................  31%    36%    40%
Customer C..................................................  15%    14%    13%
Customer D..................................................  21%    15%    14%

(8) INCOME TAXES

     Income tax expense for the years ended July 31, 1998, 1997 and 1996 is as follows:

                                                               1998     1997    1996
                                                              ------   ------   -----
                                                              (AMOUNTS IN THOUSANDS)
Current:
  Federal...................................................  $  --    $  --    $ --
  State.....................................................    (25)     (30)    (46)
                                                              -----    -----    ----
          Total.............................................    (25)     (30)    (46)
Deferred:
  Federal...................................................   (133)    (348)     --
  State.....................................................    (40)     (54)     --
                                                              -----    -----    ----
          Total.............................................   (173)    (402)     --
                                                              -----    -----    ----
          Total income taxes................................  $(198)   $(432)   $(46)
                                                              =====    =====    ====

     Income taxes differ from the expected statutory income tax benefit, by applying the US federal income tax rate of 34% to pretax earnings, for the years ended July 31, 1998, 1997 and 1996 due to the following:

                                                               1998     1997     1996
                                                              ------   ------   ------
                                                               (AMOUNTS IN THOUSANDS)
Expected statutory income tax expense.......................  $(271)   $(348)   $(569)
Amounts not deductible for income tax purposes..............    (99)     (86)     (61)
State taxes, net of federal benefit.........................    (43)     (55)     (30)
Change in valuation allowance...............................    113       --      614
Other.......................................................    102       57       --
                                                              -----    -----    -----
          Total income taxes................................  $(198)   $(432)   $ (46)
                                                              =====    =====    =====

                         T-NETIX, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                   JULY 31
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                                 (AMOUNTS IN
                                                                 THOUSANDS)
Deferred income tax assets:
Net operating loss carryforwards............................  $ 4,769   $ 4,255
Allowance for doubtful accounts.............................      154        46
Other.......................................................       --       137
                                                              -------   -------
          Total gross deferred income tax assets............    4,923     4,438
Less valuation allowance....................................   (1,371)   (1,484)
                                                              -------   -------
                                                                3,552     2,954
Deferred income tax liabilities:
Intangible assets, due to difference in book/tax basis......     (642)     (832)
Property and equipment, principally due to differences in
  depreciation..............................................   (1,901)   (1,349)
Other assets, due to differences in book/tax basis..........   (1,009)     (773)
                                                              -------   -------
          Total gross deferred tax liabilities..............   (3,552)   (2,954)
                                                              -------   -------
                                                                   --        --
                                                              =======   =======

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

     The exercise of stock options which have been granted under the Company's 1991 NSO stock option plan gives rise to compensation which is included in the taxable income of the applicable option holder and is a deductible expense by the Company for federal and state income tax purposes. Compensation expense resulting from increases in the fair market value of the Company's Common Stock subsequent to the date of NSO option grant of the applicable exercised stock options is not recognized for financial accounting purposes, in accordance with Accounting Principles Board Opinion No. 25. The tax benefits associated with the exercise of the NSO options are recorded to additional paid-in capital when realized.

                         T-NETIX, INC. AND SUBSIDIARIES

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

Year ending July 31:
  1999......................................................   $  624
  2000......................................................      611
  2001......................................................      576
  2002......................................................      140
  2003......................................................       --
                                                               ------
          Total minimum lease payments......................   $1,951
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

(10) QUARTERLY RESULTS -- (UNAUDITED)

     The following tables present unaudited quarterly operating results for the Company and in the opinion of management contain all adjustments, necessary for a fair presentation of the results of operations for these periods. Management believes that quarter-to-quarter comparisons of the Company's financial results should not be relied upon as an indication of annual or future performance.

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     JUL. 31,   APR. 30,   JAN. 31,   OCT. 31,
                                                     --------   --------   --------   --------
                                                               (AMOUNTS IN THOUSANDS
                                                             EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR 1998:
  Total revenue....................................   $9,411     $9,434     $9,633     $9,735
  Total expenses...................................    9,333      9,050      8,907      9,071
  Operating income.................................       78        384        726        664
  Net earnings (loss)(1)...........................     (153)       110        347        295
  Diluted earnings (loss) per common share(1)......    (0.02)      0.01       0.04       0.03
FISCAL YEAR 1997:
  Total revenue....................................   $9,312     $9,470     $9,004     $8,506
  Total expenses...................................    8,471      8,390      8,728      8,748
  Operating income (loss)..........................      841      1,080        276       (242)
  Net earnings (loss)..............................      259        643         86       (397)
  Diluted earnings (loss) per common share.........     0.03       0.07       0.01      (0.04)

---------------

(1) The Company restated income tax expense to reflect adjustments to its income tax provision. These adjustments have been reflected in the table above.

                         T-NETIX, INC. AND SUBSIDIARIES

                                                       THREE MONTHS ENDED                 YEAR
                                            -----------------------------------------    ENDED
                                            JUL. 31,   APR. 30,   JAN. 31,   OCT. 31,   JUL. 31,
                                            --------   --------   --------   --------   --------
                                              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME TAXES:
  As previously reported..................              $ (59)     $(185)     $(157)
  Adjustment to federal tax provisions....                 22         69         58
                                                        -----      -----      -----
     As adjusted..........................   $   54     $ (37)     $(116)     $ (99)     $(198)
                                             ======     =====      =====      =====      =====
NET EARNINGS:
  As previously reported..................              $  88      $ 278      $ 237
  Adjustment..............................                 22         69         58
                                                        -----      -----      -----
     As adjusted..........................   $ (153)    $ 110      $ 347      $ 295      $ 599
                                             ======     =====      =====      =====      =====
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  As previously reported..................              $0.01      $0.03      $0.03
  Adjustment..............................                 --       0.01         --
                                                        -----      -----      -----
     As adjusted..........................   $(0.02)    $0.01      $0.04      $0.03      $0.07
                                             ======     =====      =====      =====      =====

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

Denver, Colorado
October 18, 1998

                         T-NETIX, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                     BALANCE AT   CHARGED TO                  BALANCE
                                                     BEGINNING    COSTS AND    DEDUCTIONS/    AT END
                                                     OF PERIOD     EXPENSES    WRITE-OFFS    OF PERIOD
                                                     ----------   ----------   -----------   ---------
Year ended July 31, 1996:
  Allowance for doubtful accounts..................     $137         $493         $(501)       $129
                                                        ====         ====         =====        ====
Year ended July 31, 1997:
  Allowance for doubtful accounts..................     $129         $261         $(270)       $120
                                                        ====         ====         =====        ====
Year ended July 31, 1998:
  Allowance for doubtful accounts..................     $120         $687         $(403)       $404
                                                        ====         ====         =====        ====

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           (2.1)         -- Acquisition Agreement and Plan of Merger between
                            Registrant and SpeakEZ, Inc. dated October 11, 1995.****
           (3.1)         -- Articles of Amendment to the Articles of Incorporation of
                            Registrant****
           (3.2)         -- Amended and Restated Articles of Incorporation of
                            Registrant**
           (3.3)         -- Amended and Restated Bylaws of Registrant*
          (10.1)         -- 1991 Non-Qualified Stock Option Plan***
          (10.2)         -- Form of 1991 Non-Qualified Stock Option Agreement***
          (10.3)         -- 1991 Incentive Stock Option Plan***
          (10.4)         -- Form of 1991 Incentive Stock Option Agreement***
          (10.5)         -- 1993 Incentive Stock Option Plan***
          (10.6)         -- Form of 1993 Incentive Stock Option Agreement***
          (10.7)         -- Agreement between American Telephone and Telegraph
                            Company and Registrant dated November 1, 1991*
          (10.8)         -- Amendment Number One to the Loan Agreement between
                            Registrant and INTRUST BANK, N.A., dated as of June 2,
                            1998.*****
          (10.9)         -- Standard Industrial Lease between Pacifica Development
                            Properties, II LLC and Registrant dated April 15, 1996
                            and Amendment Number One thereto, dated May 20, 1996.****
          (21)           -- Subsidiaries of Registrant*
          (23.1)         -- Consent of KPMG Peat Marwick LLP*****
          (27)           -- Financial Data Schedule*****

---------------

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

***** Previously filed with the Commission as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.