Form 10-Q
period 1999-06-30
T NETIX INC
filed 1999-08-16
CIK 929757

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

 FOR THE QUARTER ENDED JUNE 30, 1999            COMMISSION FILE NUMBER 0-25016

                                  T-NETIX, INC.
              ----------------------------------------------------
             (Exact Name of registrant as Specified in Its Charter)


                COLORADO                                          84-1037352
 ---------------------------------------------          ---------------------------------
(State of Other Jurisdiction  of Incorporation)        (I.R.S.Employer Identification No.)


       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                         80112
 --------------------------------------                             --------
(Address of principal executive offices)                           (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111


      --------------------------------------------------------------------


         Indicate by check (X) whether the registrant (1) has filed all reports required to filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
    Yes ( X ) No (  )


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


               Class                             Outstanding at August 12, 1999
    -------------------------------              ------------------------------
    Common Stock, $.01 stated value                        12,699,402

                                  T-NETIX, INC.
                                    FORM 10-Q

                                      INDEX


PART ITEM                                                                PAGE
                                                                         ----
I.   FINANCIAL INFORMATION

     1. Financial Statements:

              Consolidated Balance Sheets, June 30, 1999
                       and December 31, 1998 (Unaudited)                    2

              Consolidated Statements of Operations, Three Months Ended
                       June 30, 1999 and 1998, and Six Months Ended
                       June 30, 1999 and 1998 (Unaudited)                   3

              Consolidated Statements of Cash Flows, Six Months Ended
                       June 30, 1999 and 1998 (Unaudited)                   4

              Notes to Consolidated Financial Statements (Unaudited)        5

     2. Management's Discussion and Analysis of Financial Condition and
               Results of Operation                                        11

     3. Quantitative and Qualitative Disclosures About Market Risk         22

II.  OTHER INFORMATION - Items 1 through 6                                 23

           PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)

                                                               June 30,      December 31,
                                                                 1999           1998
                                                                 ----           ----
                                                               (amounts in thousands)
ASSETS
Cash and cash equivalents                                     $  1,922       $    678
Accounts receivable, net of allowance                           14,448         16,353
Prepaid expenses                                                 1,619          1,420
                                                              --------       --------
      Total current assets                                      17,989         18,451
Property and equipment, at cost:
  Telecommunications equipment                                  55,396         51,995
  Construction in progress                                       8,087          5,185
  Office equipment                                               8,177          7,382
                                                              --------       --------
      Property and equipment                                    71,660         64,562
  Less accumulated depreciation and amortization               (37,269)       (32,988)
                                                              --------       --------
      Property and equipment, net                               34,391         31,574
Patent license rights and other technology rights                4,114          1,877
Goodwill, net                                                    5,479          5,823
Software development costs, net                                  3,667          3,016
Deferred tax assets                                              2,802          1,404
Other assets, net                                                3,549          3,583
                                                              --------       --------
                                                              $ 71,991       $ 65,728
                                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable                                            $  7,923       $  4,688
  Accrued liabilities                                            4,967          5,488
  Debt                                                          24,306         21,710
                                                              --------       --------
      Total current liabilities                                 37,196         31,886
  Long-term debt                                                 4,052          3,800
  Deferred tax liabilities                                         442            442
                                                              --------       --------
      Total liabilities                                         41,690         36,128
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                    --             --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 12,698,052 and
    12,225,636 respectively                                        127            122
  Additional paid-in capital                                    35,790         33,053
  Accumulated deficit                                           (5,616)        (3,575)
                                                              --------       --------
      Total shareholders' equity                                30,301         29,600
Commitments and contingencies
                                                              --------       --------
                                                              $ 71,991       $ 65,728
                                                              ========       ========

(1) Restated for pooling of interests - See Note 2

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                               ------------------------      -----------------------
                                                June 30,       June 30,       June 30,      June 30,
                                                 1999            1998          1999           1998
                                               ---------      ---------      ---------      --------
                                                  (amounts in thousands, except per share amounts)
Revenue:
  Telecommunications services                  $ 10,065       $ 10,964       $ 19,879       $ 21,317
  Direct call provisioning                        7,021          5,781         13,523         11,543
  Equipment sales                                   626            193          2,069            948
  Voice print                                        34            100             59            213
                                               --------       --------       --------       --------

     Total revenue                               17,746         17,038         35,530         34,021

Expenses:
  Operating costs and expenses:
    Telecommunications services                   4,263          4,502          8,506          8,752
    Direct call provisioning                      6,468          5,353         12,548         10,701
    Cost of equipment sold                          213             98            875            357
    Voice print                                       1             --              4              8
                                               --------       --------       --------       --------
       Total operating costs and expenses        10,945          9,953         21,933         19,818
  Selling, general, and administrative            3,259          2,988          6,619          5,753
  Pooling transaction expenses                      827             --          1,017             --
  Research and development                        1,253          1,099          2,613          1,939
  Depreciation and amortization                   2,848          2,457          5,670          4,955
                                               --------       --------       --------       --------
       Total expenses                            19,132         16,497         37,852         32,465

       Operating income (loss)                   (1,386)           541         (2,322)         1,556
Interest expense                                   (633)          (354)        (1,117)          (770)
                                               --------       --------       --------       --------
      Earnings (loss) before income taxes        (2,019)           187         (3,439)           786
Income taxes                                        810            (75)         1,398           (254)
                                               --------       --------       --------       --------
       Net earnings (loss)                     $ (1,209)      $    112       $ (2,041)      $    532
                                               ========       ========       ========       ========


Basic earnings (loss) per
  common share                                 $  (0.10)      $   0.01       $  (0.16)      $   0.04
                                               ========       ========       ========       ========
Diluted earnings (loss) per
  common share                                 $  (0.10)      $   0.01       $  (0.16)      $   0.04
                                               ========       ========       ========       ========
Weighted average common shares
  outstanding - basic                            12,372         12,208         12,318         12,185
                                               ========       ========       ========       ========
Weighted average common shares
  outstanding- diluted                           12,372         12,928         12,318         12,950
                                               ========       ========       ========       ========

(1) Restated for pooling of interests - See Note 2

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                     Six months ended June 30, 1999 and 1998

                                                                 1999         1998
                                                               ---------    ---------
                                                               (amounts in thousands)

Cash flows from operating activities:
  Net earnings (loss)                                          $(2,041)      $  532
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                5,670        4,955
    Deferred tax (benefit) expense                              (1,398)         254
    Changes in operating assets and liabilities, net of
     acquisition of business:
        Change in accounts receivable                            1,905       (3,845)
        Change in prepaid expenses                                (199)        (440)
        Change in other assets                                    (294)         (88)
        Change in accounts payable                               3,235         (656)
        Change in accrued liabilities                             (521)         (17)
                                                               -------       ------

        Cash provided by operating activities                    6,357          695
                                                               -------       ------

Cash flows from investing activities:
  Capital expenditures                                          (7,310)      (3,063)
  Other investing activities                                      (894)      (1,362)
                                                               -------       ------

        Cash used in investing activities                       (8,204)      (4,425)
                                                               -------       ------

Cash flows from financing activities:
  Net proceeds (payments) under line of credit                   3,390        3,467
  Payments of debt                                              (2,271)      (1,986)
  Proceeds from debt                                             1,716        2,161
  Common stock issued for cash under option plans                  256          176
                                                               -------       ------

        Cash provided by financing activities                    3,091        3,818
                                                               -------       ------

Net increase (decrease) in cash and cash equivalents             1,244           88

Cash and cash equivalents at beginning of period                   678          945
                                                               -------       ------

Cash and cash equivalents at end of period                     $ 1,922       $1,033
                                                               =======       ======

(1) Restated for pooling of interests - See Note 2

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

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Research and Development

         Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.

         Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the greater of: 1) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product; or 2) the straight line method over the remaining estimated useful life of the product in which the life is generally estimated to be three years. The Company capitalized $894,000 in software development costs for the six months ended June 30, 1999.

         Income taxes

         The Company's tax provision for the three and six months ended June 30, 1999 and 1998 was calculated using the estimated effective tax rate for the fiscal year.

(2)      POOLING OF INTERESTS

         On June 14, 1999, the Company completed a merger with Dallas-based Gateway Technologies, Inc. ("Gateway"), a privately held provider of inmate telecommunications calling services, by exchanging 3,672,234 shares of its common stock for all of the common stock of Gateway. Each share of Gateway was exchanged for 5.0375 shares of T-NETIX common stock. In addition, outstanding Gateway stock options were converted at the same exchange factor into options to purchase approximately 379,000 shares of T-NETIX common stock.

         The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Gateway as though it had always been a part of T-NETIX.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Selected financial data of T-NETIX and Gateway, prior to its merger with T-NETIX, on a combined basis, were as follows:

                                        THREE MONTHS ENDED JUNE 30, 1999
                                        ---------------------------------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 T-NETIX            GATEWAY           COMBINED
                                 -------            -------           ---------
Revenue                          $ 8,815             $8,931           $ 17,746
Net earnings (loss)              $(1,347)            $  138           $ (1,209)
Diluted earnings (loss) per
   common share                  $ (0.15)                             $  (0.10)

                                        THREE MONTHS ENDED JUNE 30, 1998
                                        ---------------------------------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 T-NETIX            GATEWAY           COMBINED
                                 -------            -------           ---------
Revenue                          $9,778             $7,260            $17,038
Net earnings                     $   71             $   41            $   112
Diluted earnings per
   common share                  $ 0.01                               $  0.01

                                        SIX MONTHS ENDED JUNE 30, 1999
                                        ------------------------------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 T-NETIX            GATEWAY           COMBINED
                                 -------            -------           ---------
Revenue                          $ 17,484           $18,046           $ 35,530
Net earnings (loss)              $ (2,424)          $   383           $ (2,041)
Diluted earnings (loss) per
   common share                  $  (0.28)                            $  (0.16)

                                        SIX MONTHS ENDED JUNE 30, 1998
                                        ------------------------------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 T-NETIX            GATEWAY           COMBINED
                                 -------            -------           ---------
Revenue                          $18,929           $15,092            $34,021
Net earnings                     $    24           $   508            $   532
Diluted earnings per
   common share                  $    --                              $  0.04


         In addition, as a part of the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for terminating a Royalty Agreement. The Royalty Agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the Royalty Owners in exchange for royalty payments. The termination of the Royalty Owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, times the number of shares issued in exchange for termination of the Royalty Owners' interests. The intangible asset has an estimated useful life of 10 years.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Transactions between T-NETIX and Gateway prior to the merger consisted of licensing revenue from each party. All such amounts have been eliminated in the restated consolidated financial statements. Certain reclassifications were made to the Gateway financial statements to conform to T-NETIX's presentations.

         In connection with the merger, the Company incurred pooling transaction expenses of $827,000 and $1,017,000 for the three months and six months ended June 30, 1999, respectively. Pooling transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

(3)      EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share for the three and six months ended June 30, 1999 and 1998, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 1999 common stock equivalents were not included in the diluted EPS calculation, as they would be anti-dilutive. For the three and six months ended June 30, 1998, diluted common and common equivalent shares outstanding includes 720,000 and 765,000, respectively of common share equivalents, consisting of stock options, determined under the treasury stock method.

(4)      SUBSEQUENT EVENTS

         In August 1999, the Company signed a Commitment Letter for a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The Credit Facility will provide for a maximum credit of $40,000,000. The Credit Facility will be for a period of approximately two years. The Credit Facility will be used for working capital and refinancing existing debt. The Company anticipates closing on the line by August 31, 1999. In connection with this transaction, the Company extended its current Line of Credit agreement until August 31, 1999.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)      SEGMENT INFORMATION

         The Company operated in two business segments: inmate calling services and SpeakEZ Voice Print(R). The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Inmate calling services includes the provisioning of specialized call processing and offender monitoring services. Segment information for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                     THREE MONTHS ENDED JUNE 30, 1999
                                                     --------------------------------
                                                          (AMOUNTS IN THOUSANDS)

                                            INMATE CALLING
                                               SERVICES      SPEAKEZ       TOTAL
                                               --------      -------       -----

Revenue from external customers ........       $ 17,712       $  34       $ 17,746
Operating income (loss) ................           (812)       (574)        (1,386)
Depreciation and amortization ..........          2,611         237          2,848
Interest expense .......................            426         207            633
Segment earnings (loss) before taxes ...         (1,238)       (781)        (2,019)

                                                     THREE MONTHS ENDED JUNE 30, 1998
                                                     --------------------------------
                                                          (AMOUNTS IN THOUSANDS)

                                            INMATE CALLING
                                               SERVICES      SPEAKEZ       TOTAL
                                               --------      -------       -----

Revenue from external customers ........       $16,938       $   100      $17,038
Operating income (loss) ................         1,607        (1,066)         541
Depreciation and amortization ..........         2,226           231        2,457
Interest expense .......................           192           162          354
Segment earnings (loss) before taxes ...         1,415        (1,228)         187

                                                     SIX MONTHS ENDED JUNE 30, 1999
                                                     -------------------------------
                                                          (AMOUNTS IN THOUSANDS)

                                            INMATE CALLING
                                               SERVICES      SPEAKEZ       TOTAL
                                               --------      -------       -----

Revenue from external customers ........       $ 35,471       $    59     $ 35,530
Operating income (loss) ................           (953)       (1,369)      (2,322)
Depreciation and amortization ..........          5,173           497        5,670
Interest expense .......................            703           414        1,117
Segment earnings (loss) before taxes ...         (1,656)       (1,783)      (3,439)


                                                     SIX MONTHS ENDED JUNE 30, 1998
                                                     -------------------------------
                                                          (AMOUNTS IN THOUSANDS)

                                            INMATE CALLING
                                               SERVICES      SPEAKEZ       TOTAL
                                               --------      -------       -----

Revenue from external customers ........       $33,808      $   213       $34,021
Operating income (loss) ................         3,653       (2,097)        1,556
Depreciation and amortization ..........         4,489          466         4,955
Interest expense .......................           443          327           770
Segment earnings (loss) before taxes ...         3,210       (2,424)          786

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

There was no intersegment revenue for the three and six months ended June 30, 1999 and 1998. Unallocated amounts to arrive at net earnings included income tax expense (benefit) of $(810,000) and $75,000 for the three months ended June 30, 1999 and 1998, respectively and $(1,398,000) and $254,000 for the six months ended June 30, 1999 and 1998, respectively. Consolidated total assets included eliminations of approximately $15,877,000 and $14,507,000 as of June 30, 1999 and December 31, 1998, respectively. Eliminations consist of intercompany receivables in the ICS Division and intercompany payables in the SpeakEZ division related solely to the intercompany borrowing of the SpeakEZ Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that would cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the demand for the Company's products and services and market acceptance risks which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the successful integration of Gateway Technologies, Inc. into T-NETIX's business, the ability to reduce expenditures in the SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, the effect of the Year 2000 Issue, the impact of competitive products and pricing, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed herein.

OVERVIEW

ACQUISITION OF GATEWAY TECHNOLOGIES, INC.

On June 14, 1999, the Company completed a merger with Dallas-based Gateway Technologies, Inc. ("Gateway"), a privately held provider of inmate telecommunications calling services, by exchanging 3,672,234 shares of its common stock for all of the common stock of Gateway. Each share of Gateway was exchanged for 5.0375 shares of T-NETIX common stock. In addition, outstanding Gateway stock options were converted at the same exchange factor into options to purchase approximately 379,000 shares of T-NETIX common stock.

The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period information contained in this management's discussion and analysis of financial condition and results of operations presented has been restated to include the combined results of operations, financial position and cash flows of Gateway as though it had always been a part of T-NETIX.

In addition, as a part of the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for terminating a Royalty Agreement. The Royalty Agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the Royalty Owners in exchange for royalty payments. The termination of the Royalty Owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, times the number of shares issued in exchange for termination of the Royalty Owners' interests. The intangible asset has an estimated useful life of 10 years.

Gateway's business model includes a revenue mix that was different than the T-NETIX model prior to the transaction. Based on Gateway's historical financial statements, direct call provisioning accounted for approximately 70% of total revenue. Telecommunications services accounted for 25% and equipment sales accounted for 5% of total revenue respectively. T-NETIX prior to the merger had revenues that were 90% telecommunications services and 10% direct call provisioning. It did not have any sales of equipment. The following discussion reflects this change in overall revenue mix and the related changes in costs and operating expenses.

T-NETIX, with the acquisition of Gateway plans on developing marketing strategies that will utilize the strengths of the combined company. This strength is representative of each individual company's prior marketing approaches. Gateway's sales strategy is designed to focus on the individual jail or correctional institution level. This direct sales force allows T-NETIX the opportunity to deliver correctional products, in addition to its inmate calling system, at the individual jail level. While at the same time, the relationship based strategy of T-NETIX plans to deliver a new set of products, including billing services and bad debt management to its existing carrier customers.

INMATE CALLING SERVICES DIVISION

The Company derives revenue from three main sources, telecommunications services, direct call provisioning and equipment sales. Each form of revenue will have specific and varying operating costs associated with such revenue. Selling, general and administrative expenses, along with research and development and depreciation and amortization are common expenses regardless of the revenue generated.

In telecommunications services, revenue is generated under long-term contracts, which provide for transaction fees paid on a per-call basis. The per call charge is primarily for the provisioning of specialized call processing services for correctional facilities to its telecommunications carrier customer. Such customers include AT&T, Ameritech, Bell Atlantic, US WEST, SBC Communications, BellSouth, MCI WorldCom and GTE, and other telecommunications services. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates.

As a direct inmate call provider, the Company buys "wholesale" call services to be re-sold as collect calls. The Company uses the services of third parties to bill its calls. The Company enters into direct contracts with the correctional facilities and generally pays commissions on the gross billed revenue to the correctional facilities. The rates charged by the Company are consistent with the collect call rates charged by the Local Exchange Carrier in the same service area and the predominant Interexchange Carrier. Since all calls originating from the inmate phones are collect calls, each phone generates higher than industry average revenues. The uncertainty of the creditworthiness of the billed parties results in a higher than industry average uncollectible cost.

The Company experienced increases in total revenue from 1998 to 1999. However, the Company continues to experience reductions in call volumes that affect telecommunications services revenue and overall financial performance. The Company had a net reduction in call volume in 1999 primarily as a result of prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes and corresponding telecommunications services revenue will come predominantly from adding new systems for existing customers. Systems that are currently scheduled for installation are not expected to contribute to significant call volume increases until the fourth fiscal quarter.

In December 1998, the Company completed its acquisition of Cell-Tel Monitoring, Inc. ("Cell-Tel"). The Company includes all of the financial activity of this new business within the Inmate Calling Services Division. The product acquired in the acquisition is a prisoner/parolee electronic monitoring device utilizing the Internet and using the Company's SpeakEZ Voice Print(R) technology. There has been no significant revenue to date for the monitoring product. In addition, the acquisition is expected to contribute to increases in the Inmate Calling Services Division operating expenses, including selling, general and administrative, research and development, and depreciation and amortization for the current period and into the foreseeable future. In August 1999, the Company will move all of the operations of this business unit to the corporate headquarters in Colorado and will close an office in Florida. There can be no assurance that the monitoring products and services will achieve the necessary market acceptance or become widely adopted. There is no assurance that the monitoring products and services will be commercially accepted or profitable in the future.

SPEAKEZ DIVISION

In December 1998, the Company began an evaluation of the SpeakEZ Division and determined the best course of action was to combine its research and development operations previously located in New Jersey with its corporate operations in Englewood, Colorado. The Company completed the reorganization of the SpeakEZ operations in February 1999. The reorganization included a change in marketing strategy from a direct customer sales strategy to a technology licensing strategy. A direct customer sales strategy markets a specifically developed software product to a specific, end user customer. The strategy is then to find other specific customers who have similar operating systems and market this product to them. In contrast, a technology licensing strategy focuses on a larger scale customer who can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer, would then be responsible for the product integration and ultimate delivery to the end user customer.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended June 30, 1999 and 1998.

                                             THREE MONTHS ENDED JUNE 30,
                                             --------------------------
                                               1999             1998
                                               ----             ----
Revenue:
   Telecommunications services .........        57%              64%
   Direct call provisioning ............        39               34
   Equipment sales .....................         4                1
   Voice print .........................        --                1
                                               ---              ---
       Total revenue ...................       100              100

Expenses:
   Operating costs and expenses ........        62               58
   Selling, general and administrative .        18               18
   Pooling transaction expenses ........         5               --
   Research and development ............         7                6
   Depreciation and amortization .......        16               15
                                               ---              ---
     Operating income (loss) ...........        (8)               3
   Interest expense ....................        (3)              (2)
                                               ---              ---
     Earnings (loss) before income taxes       (11)               1
   Income tax benefit ..................         4               --
                                               ---              ---
     Net earnings (loss) ...............        (7)%              1%
                                               ===              ===

Total Revenue. Total revenue increased 4% to $17,746,000 for the three months ended June 30, 1999, from $17,038,000 for the prior period. This increase resulted primarily from increases in direct call provisioning revenue and equipment sales offset by a decrease in telecommunications services revenue and voice print revenue.

The 8% decrease in telecommunications services revenue to $10,065,000 for the three months ended June 30, 1999, from $10,964,000 in the prior period, was due primarily to a decrease in call volume on existing sites. The reduction in call volumes is primarily as a result of prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems.

Direct call provisioning revenue increased 21% to $7,021,000 for the three months ended June 30, 1999 from $5,781,000 for the prior period. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The addition of sites is primarily as a result of the Company being successful in competitive bidding arrangements for contracts directly with correctional institutions.

Equipment sales increased 224% to $626,000 for the three months ended June 30, 1999 from $193,000 for the prior period. The increase was due primarily to sales arrangements with a single customer. This customer purchases the Company's equipment for installation in correctional institutions and then pays the Company a monthly maintenance and support fee for the product. The amounts of such sales are dependent upon the timing of installations with this customer and the customer's success rate in its territory.

The Company also recognized SpeakEZ Voice Print(R) revenue in the amount of $34,000 for the three months ended June 30, 1999 or a decrease of $66,000 from the corresponding prior period. SpeakEZ Voice Print(R) revenue was derived primarily from the provisioning of services and from the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $10,945,000 for the three months ended June 30, 1999, from $9,953,000 for the corresponding prior period, and increased as a percentage of total revenue to 62% for the three months ended June 30, 1999 from 58% for the corresponding prior period. The increase was primarily due to an overall change in the revenue mix to a greater amount of direct call provisioning revenue and expenses and a lesser amount of telecommunications services revenue and expenses. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Cost of equipment sold included the purchase price of equipment held for sale. Other equipment cost components were minimal. Voice print operating costs for the three months ended June 30, 1999 were for royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended June 30, 1999 and 1998.

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                       1999             1998
                                                       ----             ----
Operating costs and expenses:
  Telecommunications services.....................       42%             41%
  Direct call provisioning........................       92              93
  Cost of equipment sold..........................       34              51
  Voice print     ................................        3               -

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 42% for the three months ended June 30, 1999, from 41% in the corresponding prior period. The increase is primarily due to the reduction in telecommunications services revenue and increases in personnel and telecommunications related costs. Direct call provisioning costs decreased to 92% for the three months ended June 30, 1999 from 93% in the corresponding prior period. This percentage decrease is primarily attributable to an increase in higher margin long distance related direct call provisioning revenue. Cost of equipment sold decreased as a percentage of corresponding revenue to 34% for the three months ended June 30, 1999 from 51% in the prior period primarily due to changes in product mix. Voice print expenses increased as a percentage of revenue primarily due to a change in the revenue mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,259,000 for the three months ended June 30, 1999, from $2,988,000 in the corresponding prior period, and remained consistent as a percentage of total revenue at 18%. Selling, general and administrative expenses associated with the ICS Division increased by $632,000 to $3,078,000 for the three months ended June 30, 1999 from $2,446,000 for the corresponding prior period. The total increase was primarily due to increases in salary and other expenses including travel, equipment maintenance, materials and supplies and telecommunication cost of $397,000. This increase included approximately $101,000 of expenses associated with the support for the monitoring products. Another component to the increase in selling, general and administrative expenses was professional services and consulting fees, which increased by $187,000. Included in these professional services and consulting fees is $85,000 associated with the upgrade of the Company's internal financial accounting systems to be Year 2000 compliant. The Company anticipates an increase in selling, general and administrative expenses due to increased investment in expansion of its sales organization in order to leverage the new market position established as a result of the merger with Gateway.

Selling, general and administrative expenses associated with the SpeakEZ Voice Print(R) technology were $181,000 for the three months ended June 30, 1999 as compared to $542,000 for the corresponding prior period. The decrease was due primarily to a reduction in personnel and travel costs of $263,000 and a decrease in legal and other professional expenses of $74,000. The Company anticipates a continued reduction in the administrative costs associated with SpeakEZ due to the consolidation of corporate facilities. The Company believes it can implement these reductions without sacrificing potential revenue growth.

Pooling Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to $827,000 for the three months ended June 30, 1999. Pooling transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Research and Development Expenses. Research and development expenses increased to $1,253,000 for the three months ended June 30, 1999, from $1,099,000 in the corresponding prior period. The research and development for the Inmate Calling Services division increased to $1,062,000 for the three months ended June 30, 1999, from $706,000 in the corresponding prior period. The increase is primarily due research and development expenses associated with the monitoring products of $321,000. For the three months ended June 30, 1999, the Company capitalized $243,000 of computer software development costs associated with the development of a new inmate calling platform compared to $89,000 for the corresponding prior period. The Company expects research and development expense for the Inmate Calling Services Division to increase to support new products and due to the increase in technical personnel.

The research and development expense associated with the SpeakEZ Voice Print(R) technology was $191,000 for the three months ended June 30, 1999 as compared to $393,000 for the corresponding prior period. The decrease was due to a reduction in personnel and consolidation of the research facilities into the corporate headquarters. The research and development expense associated with the SpeakEZ Voice Print(R) technology is expected to remain consistent at present levels.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,848,000 for the three months ended June 30, 1999, from $2,457,000 in the corresponding prior period. The increase was due primarily to the amortization of capitalized software development costs and goodwill of approximately $298,000. The depreciation and amortization for the SpeakEZ Division was $237,000 for the three months ended June 30, 1999 as compared to $231,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase, as new sites are added, however it will be offset to the extent that equipment currently in use becomes fully depreciated.

Interest Expense. Interest expense increased to $633,000 for the three months ended June 30, 1999, from $354,000 in the corresponding prior period. The increase is attributable to an increase in the daily average balance of indebtedness offset by a reduction in interest rates. The average debt balance increased due to the increase in capital expenditures and the acquisition of Cell-Tel.

Six Months Ended June 30, 1999 and 1998

         The following table sets forth certain statement of operations data as a percentage of total revenue for the six months ended June 30, 1999 and 1998.

                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                               1999        1998
                                               ----        ----

Revenue:
   Telecommunications services .........        56%         63%
   Direct call provisioning ............        38          34
   Equipment sales .....................         6           3
   Voice print .........................        --          --
                                               ---         ---
       Total revenue ...................       100         100

Expenses:
   Operating costs and expenses ........        62          58
   Selling, general and administrative .        18          17
   Pooling transaction expenses ........         3          --
   Research and development ............         7           6
   Depreciation and amortization .......        16          15
                                               ---         ---
     Operating income (loss) ...........        (6)          4
   Interest expense ....................        (3)         (2)
                                               ---         ---
     Earnings (loss) before income taxes        (9)          2
   Income tax benefit (expense) ........         4          (1)
                                               ---         ---
     Net earnings (loss) ...............        (5)%         1%
                                               ===         ===

Total Revenue. Total revenue increased 4% to $35,530,000 for the six months ended June 30, 1999, from $34,021,000 for the prior year. This increase resulted primarily from increases in direct call provisioning revenue and equipment sales offset by a decrease in telecommunications services revenue and voice print revenue.

The 7% decrease in telecommunications services revenue to $19,879,000 for the six months ended June 30, 1999, from $21,317,000 in the prior year, was due primarily to a decrease in call volume on existing sites. The reduction in call volumes is primarily as a result of prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems.

Direct call provisioning revenue increased 17% to $13,523,000 for the six months ended June 30, 1999 from $11,543,000 for the prior period. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The addition of sites is primarily as a result of the Company being successful in competitive bidding arrangements for contracts directly with correctional institutions.

Equipment sales increased 118% to $2,069,000 for the six months ended June 30, 1999 from $948,000 for the prior period. The increase was due primarily to sales arrangements with a single customer. This customer purchases the Company's equipment for installation in correctional institutions and then pays the Company a monthly maintenance and support fee for the product. The amounts of such sales are dependent upon the timing of installations with this customer and the customer's success rate in its territory.

The Company also recognized SpeakEZ Voice Print(R) revenue in the amount of $59,000 for the six months ended June 30, 1999 or a decrease of $154,000 from the corresponding prior period. SpeakEZ Voice Print(R) revenue was derived primarily from the provisioning of services and from the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $21,933,000 for the six months ended June 30, 1999, from $19,818,000 for the corresponding prior period, and increased as a percentage of total revenue to 62% for the six months ended June 30, 1999 from 58% for the corresponding prior period. The increase was primarily due to an overall change in the revenue mix to a greater amount of direct call provisioning revenue and expenses and a lesser amount of telecommunications services revenue and expenses. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Cost of equipment sold includes the purchase price of equipment held for sale. Other equipment cost components were minimal. Voice print operating costs for the six months ended June 30, 1999 were for royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the six months ended June 30, 1999 and 1998.

                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
                                               1999        1998
                                               ----        ----

Operating costs and expenses:
  Telecommunications services..........        43%          41%
  Direct call provisioning.............        93           93
  Cost of equipment sold...............        42           38
  Voice print     .....................         7            4

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 43% for the six months ended June 30, 1999, from 41% in the corresponding prior period. The increase is primarily due to the reduction in telecommunications services revenue and increases in personnel and telecommunications related costs. Direct call provisioning costs remained consistent at 93% for the six months ended June 30, 1999. Cost of equipment sold increased as a percentage of corresponding revenue to 42% for the six months ended June 30, 1999 from 38% in the prior period primarily due to changes in product mix. Voice print expenses increased as a percentage of revenue primarily due to a change in the revenue mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6,619,000 for the six months ended June 30, 1999, from $5,753,000 in the corresponding prior period, and increased as a percentage of total revenue to 18% from 17% in the corresponding prior period. Selling, general and administrative expenses associated with the Inmate Calling Services Division increased by $1,463,000 to $6,155,000 for the six months ended June 30, 1999 from $4,692,000 for the corresponding prior period. The total increase was primarily due to increases in salary and other expenses including travel, equipment maintenance, materials and supplies and telecommunication cost of $812,000. This increase included approximately $260,000 of expenses associated with the support for the monitoring products. Another component to the increase in selling, general and administrative expenses was professional services and consulting fees, which increased by $474,000. Included in these professional services and consulting fees is $127,000 associated with the upgrade of the Company's internal financial accounting systems to be Year 2000 compliant.

Selling, general and administrative expenses associated with the SpeakEZ Voice Print(R) technology were $464,000 for the six months ended June 30, 1999 as compared to $1,061,000 for the corresponding prior period. The decrease was due primarily to a reduction in personnel and travel costs of $457,000 and a decrease in legal and other professional expenses of $140,000.

Pooling Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to $1,017,000 for the six months ended June 30, 1999. Pooling transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Research and Development Expenses. Research and development expenses increased to $2,613,000 for the six months ended June 30, 1999, from $1,939,000 in the corresponding prior period. The research and development for the Inmate Calling Services division increased to $2,150,000 for the six months ended June 30, 1999, from $1,165,000 in the corresponding prior period. The increase is primarily due to research and development expenses associated with the monitoring products of $543,000. The remainder of the increase was primarily increases in personnel costs. For the six months ended June 30, 1999, the Company capitalized $894,000 of computer software development costs associated with the development of a new inmate calling platform compared to $245,000 for the corresponding prior period. The Company expects research and development expense for the ICS Division to increase to support new products and due to the increase in technical personnel.

The research and development expense associated with the SpeakEZ Voice Print(R) technology was $463,000 for the six months ended June 30, 1999 as compared to $774,000 for the corresponding prior period. The decrease was due to a reduction in personnel and consolidation of the research facilities into the corporate headquarters.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $5,670,000 for the six months ended June 30, 1999, from $4,955,000 in the corresponding prior period. The increase was due primarily to the amortization of capitalized software development costs and goodwill of approximately $594,000. The depreciation and amortization for the SpeakEZ Division was $497,000 for the six months ended June 30, 1999 as compared to $466,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase, as new sites are added, however it will be offset to the extent that equipment currently in use becomes fully depreciated.

Interest Expense. Interest expense increased to $1,117,000 for the six months ended June 30, 1999, from $770,000 in the corresponding prior period. The increase is attributable to an increase in the daily average balance of indebtedness offset by a reduction in interest rates. The average debt balance increased due to the increase in capital expenditures and the acquisition of Cell-Tel.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings and operating cash flow to fund its operations and capital needs. Cash provided by operating activities and financing activities supplied the Company with a majority of its cash needs for the six months ended June 30, 1999. The net cash provided by financing activities was $3,091,000 for the six months ended June 30, 1999 compared to $3,818,000 for the corresponding prior period. Cash provided by operations was $6,357,000 for the six months ended June 30, 1999 as compared to $695,000 for the corresponding prior period. The change in cash provided by operations was primarily attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, provision for losses on accounts receivable, and the change in the Company's deferred tax provision. Comparably, these changes totaled $2,231,000 for the six months ended June 30, 1999 and $5,741,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the six months ended June 30, 1999 consisted primarily of decreases in accounts receivable of $1,905,000 and increases in accounts payable of $3,235,000. The total change for the six months ended June 30, 1998 consisted primarily of an increase in accounts receivable of $3,845,000 and decreases in accounts payable of $656,000.

Cash used in investing activities was $8,204,000 for the six months ended June 30, 1999. This included capital expenditures of $7,310,000 for the six months ended June 30, 1999 as compared to $3,063,000 in the corresponding prior period. The capital expenditures for the six months ended June 30, 1999 were mainly for telecommunications equipment and office equipment. The telecommunications equipment was related to new sites pending installation and for upgrade costs for existing sites that have been renewed. Additional investing activities of $894,000 for the six months ended June 30, 1999 was for capitalized software development costs. Other investing activities of $1,362,000 for the six months ended June 30, 1998 included expenditures for investments in preferred stock of Cell-Tel and capitalized software development costs. The acquisition of Cell-Tel was completed as of December 31, 1998. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and will increase as the current base of systems are upgraded to provide increased functional capability and to be compliant with FCC regulations regarding rate announcements.

The Company has been funding its operations by using cash provided by operations and primarily from available borrowings under a line of credit. Due to its continued capital requirements and the merger with Gateway, In August 1999, the Company signed a Commitment Letter for a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The Credit Facility will provide for a maximum credit of $40,000,000. The Credit Facility will be for a period of approximately two years. The Credit Facility will be used for working capital and refinancing existing debt. The Company anticipates closing on the line by August 31, 1999. In connection with this transaction, the Company extended its current Line of Credit agreement until August 31, 1999. In the event that the line of credit is not sufficient for the Company's capital requirements it may have to sell additional equity securities to fund the Company's operations and anticipated new inmate call processing systems and upgrades of existing systems. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

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

The Company's State of Readiness. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company hired additional project management resources. The Company has completed its initial evaluation of current computer systems, software, and embedded technologies. The evaluation revealed that the Company's current proprietary inmate calling platform deployed on behalf of the Company's customers, the internal network hardware and operating system that provides the Company's Local Area Network ("LAN") and Wide Area Network ("WAN"), voice mail system, and accounting and business process software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Pursuant to the FCC Order 98-7, associated with the requirement for rate quotes, the Company's inmate calling system must be upgraded by October 1999. As a result of this upgrade, the inmate calling system will be Year 2000 compliant. The Company's internal systems and or programs are predominantly "off-the-shelf" products with Year 2000 compliant versions now available. The Company's internal network, e-mail system and accounting and business process software are scheduled for update utilizing vendor provided upgrades by the end of August 1999.

As part of the Company's Year 2000 Project, the Company has contacted its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The communications were completed in February 1999 and most major vendors have verified their Year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company and its operations.

The Costs to Address the Company's Year 2000 Issues. Expenditures for the six months ended June 30, 1999 for the Year 2000 Project amounted to approximately $200,000 and is approximately $400,000 to date. Management expects that the completion of its Year 2000 Project may result in additional expenditures of approximately $200,000. The estimated replacement cost of certain network equipment associated with the WAN portion of the internal network could be an additional $500,000.

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

The Company's Contingency Plan. The Company has not, to date, implemented its Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by October 1999. The Company would expect to implement a contingency plan by the end of August 1999, in the event the Company's Year 2000 Project should fall behind schedule.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On June 14, 1999 the Company held a Special Meeting of Shareholders and at that meeting approved the issuance of up to 4,231,315 shares of common stock, $0.01 stated value, of T-NETIX to shareholders of Gateway Technologies, Inc., in accordance with the Agreement and Plan of Merger dated February 10, 1999. The results of ballots for this proposal were 4,786,033 FOR; 17,350 AGAINST; and 17,830 WITHHOLD. In addition, the shareholders approved a proposal in connection with the Merger to amend T-NETIX's 1993 Incentive Stock Option Plan and T-NETIX Non-Qualified Stock Option Plan to increase from 2,000,000 to 2,600,000 the number of shares which may be optioned under the Plans. The results of ballots for this proposal were 4,393,602 FOR; 398,820 AGAINST; and 28,791 WITHHOLD.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           27       Financial Data Schedule

                  B. The Company filed a Form 8-K dated June 14, 1999 reporting the following:

                           Item 3 on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              T-NETIX, Inc.
                                              ------------
                                              (Registrant)




Date              August 13, 1999      By: /s/ Alvyn A. Schopp
                                               ---------------
                                                    (Signature)
                                       Alvyn A. Schopp, Chief Executive Officer


                                       By: /s/ John Giannaula
                                               ---------------
                                                    (Signature)
                                       John Giannaula, Vice President Finance
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                Financial Data Schedule