Form 10-Q
period 1999-09-30
T NETIX INC
filed 1999-11-15
CIK 929757

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

FOR THE QUARTER ENDED SEPTEMBER 30, 1999         COMMISSION FILE NUMBER 0-25016

                                  T-NETIX, INC.
                                  -------------
             (Exact Name of registrant as Specified in Its Charter)

                COLORADO                                84-1037352
-----------------------------------------    -----------------------------------
            (State of Other                           (I.R.S.Employer
    Jurisdiction of Incorporation)                   Identification No.)

         67 INVERNESS DRIVE EAST
           ENGLEWOOD, COLORADO                             80112
-----------------------------------------    -----------------------------------
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                              Outstanding at November 11, 1999
-------------------------------                --------------------------------
Common Stock, $.01 stated value                           12,699,400

                                  T-NETIX, INC.
                                    FORM 10-Q

                                      INDEX


PART     ITEM                                                                                   PAGE
----     ----                                                                                   ----

I.       FINANCIAL INFORMATION

         1. Financial Statements:

                  Consolidated Balance Sheets, September 30, 1999
                           and December 31, 1998 (Unaudited)                                      2

                  Consolidated Statements of Operations, Three Months Ended
                           September 30, 1999 and 1998, and Nine Months Ended
                           September 30, 1999 and 1998 (Unaudited)                                3

                  Consolidated Statements of Cash Flows, Nine Months Ended
                           September 30, 1999 and 1998 (Unaudited)                                4

                  Notes to Consolidated Financial Statements (Unaudited)                          5

         2. Management's Discussion and Analysis of Financial Condition and Results of
                   Operation                                                                     12

         3. Quantitative and Qualitative Disclosures About Market Risk                           23

II.      OTHER INFORMATION - Items 1 through 6                                                   25

           PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

                         T-NETIX, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Unaudited)


                                                            September 30,     December 31,
                                                                1999            1998(1)
                                                           --------------    --------------
                                                                (amounts in thousands)
ASSETS
Cash and cash equivalents                                  $          899    $          678
Accounts receivable, net of allowance                              15,100            16,353
Prepaid expenses                                                    1,932             1,420
                                                           --------------    --------------
      Total current assets                                         17,931            18,451
Property and equipment, at cost:
  Telecommunications equipment                                     54,743            51,995
  Construction in progress                                          5,866             5,185
  Office equipment                                                  8,838             7,382
                                                           --------------    --------------
    Property and equipment                                         69,447            64,562
  Less accumulated depreciation and amortization                  (37,475)          (32,988)
                                                           --------------    --------------
    Property and equipment, net                                    31,972            31,574
Patent license rights and other technology rights                   3,859             1,877
Goodwill, net                                                       5,327             5,823
Software development costs, net                                     1,599             3,016
Deferred tax assets                                                 2,300               962
Other assets, net                                                   3,543             3,583
                                                           --------------    --------------
                                                           $       66,531    $       65,286
                                                           ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable                                         $        9,037    $        4,688
  Accrued liabilities                                               5,556             5,488
  Debt                                                             28,496            21,710
                                                           --------------    --------------
          Total current liabilities                                43,089            31,886
  Long-term debt                                                      114             3,800
                                                           --------------    --------------
          Total liabilities                                        43,203            35,686
Shareholders' equity:
  Preferred stock, $0.01 stated value, 10,000,000 shares
    authorized; no shares issued                                       --                --
  Common stock, $0.01 stated value, 70,000,000 shares
    authorized; issued and outstanding 12,699,400 and
    12,225,636 shares, respectively                                   127               122
  Additional paid-in capital                                       35,792            33,053
  Accumulated deficit                                             (12,591)           (3,575)
                                                           --------------    --------------
        Total shareholders' equity                                 23,328            29,600
Commitments and contingencies
                                                           --------------    --------------
                                                           $       66,531    $       65,286
                                                           ==============    ==============


(1) Restated for pooling of interests - See Note 2

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                            --------------------------------    --------------------------------
                                             September 30,     September 30,     September 30,     September 30,
                                                 1999             1998(1)           1999(1)          1998(1)
                                            --------------    --------------    --------------    --------------
                                                      (amounts in thousands, except per share amounts)
Revenue:
  Telecommunications services               $        9,761    $       10,171    $       29,631    $       31,489
  Direct call provisioning                           6,811             5,564            20,334            17,106
  Equipment sales                                      161               492             2,230             1,440
  Voice print                                           29               109                88               322
                                            --------------    --------------    --------------    --------------
     Total revenue                                  16,762            16,336            52,283            50,357

Expenses:
  Operating costs and expenses:
    Telecommunications services                      4,509             4,522            13,177            13,827
    Direct call provisioning                         6,281             5,248            18,820            15,942
    Cost of equipment sold                              55               185               929               542
    Voice print                                          1                14                 5                21
                                            --------------    --------------    --------------    --------------
       Total operating costs and expenses           10,846             9,969            32,931            30,332
  Selling, general, and administrative               3,440             2,731             9,907             7,944
  Pooling transaction expenses                          --                --             1,017                --
  Research and development                           1,100               993             3,716             2,935
  Impairment of telecommunications assets            4,632                --             4,632                --
  Depreciation and amortization                      2,947             2,478             8,618             7,433
                                            --------------    --------------    --------------    --------------
       Total expenses                               22,965            16,171            60,821            48,644

       Operating income (loss)                      (6,203)              165            (8,538)            1,713
Interest and other income (expense),net               (479)             (444)           (1,595)           (1,213)
                                            --------------    --------------    --------------    --------------
      Earnings (loss) before income taxes           (6,682)             (279)          (10,133)              500
Income taxes                                            --                45             1,117              (196)
                                            --------------    --------------    --------------    --------------
       Net earnings (loss)                  $       (6,682)   $         (234)   $       (9,016)   $          304
                                            ==============    ==============    ==============    ==============

Basic and diluted earnings (loss) per
  common share                              $        (0.53)   $        (0.02)   $        (0.72)   $         0.02
                                            ==============    ==============    ==============    ==============
Weighted average common shares
  outstanding - basic                               12,699            12,220            12,448            12,197
                                            ==============    ==============    ==============    ==============
Weighted average common shares
  outstanding- diluted                              12,699            12,220            12,448            13,017
                                            ==============    ==============    ==============    ==============


(1) Restated for pooling of interests - See Note 2

See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended September 30, 1999 and 1998

                                                                  1999            1998
                                                             ------------    ------------
                                                                 (amounts in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                        $     (9,016)   $        304
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   8,618           7,433
    Impairment loss                                                 4,632              --
    Gain on sale of equipment                                        (108)             --
    Deferred tax benefit                                           (1,338)             --
    Changes in operating assets and liabilities, net of
      acquisition of business:
        Change in accounts receivable                               1,253            (899)
        Change in prepaid expenses                                   (512)           (522)
        Change in other assets                                       (186)           (148)
        Change in accounts payable                                  4,349          (1,040)
        Change in accrued liabilities                                  68            (431)
                                                             ------------    ------------

        Cash provided by operating activities                       7,760           4,697
                                                             ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                            (10,080)         (3,683)
  Other investing activities                                         (803)         (2,493)
                                                             ------------    ------------

        Cash used in investing activities                         (10,883)         (6,176)
                                                             ------------    ------------

Cash flows from financing activities:
  Net proceeds (payments) under line of credit                      5,877            (264)
  Payments of debt                                                (27,790)         (2,470)
  Proceeds from debt                                               25,000           3,061
  Common stock issued for cash under option plans                     257             221
                                                             ------------    ------------

        Cash provided by financing activities                       3,344             548
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents                  221            (931)

Cash and cash equivalents at beginning of period                      678             945
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $        899    $         14
                                                             ============    ============

Cash paid for interest                                       $      1,639    $      1,243
                                                             ============    ============



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

         SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e. software products, upgrades/enhancements, post contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence, which is specific to the vendor. The revenue generally is recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support and the revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. There was no material impact on the Company's results of operations as a result of the adoption of SOP 97-2.

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

         Asset Impairment

         The Company reviews its property and equipment and unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three months ended September 30, 1999 the Company recorded an impairment of telecommunications assets of $4,632,000. Two events occurred in the third quarter indicated that the carrying value of certain equipment and intangible assets may not be recoverable.

         In September 1999, the Company completed an evaluation of the future viability of its new inmate calling platform ("DL Platform") it had been developing over the past two years. The merger with Gateway Technologies, Inc. ("Gateway") allowed the Company to consider an alternative to the DL Platform. The Company decided that the Gateway ComBridge Platform ("ComBridge"), would be the platform to install for both new customers and upgrades of existing customers. However, over the last year the Company had been awarded certain contracts where the DL Platform was to be deployed. Since the Company believes that it would not be cost effective to maintain and support two separate systems, the Company proceeded to try to renegotiate all existing contracts to install ComBridge instead of the DL platform. During the quarter ended September 30, 1999, the Company was successful with these negotiations. Due to the abandonment of the DL Platform, the Company no longer has any anticipated cash flow to support the carrying value of assets related to the DL Platform. Capitalized costs relating to the DL Platform included the software development costs, components (consisting primarily of telephony cards) and other supporting computer peripheral equipment. The estimated impairment, being the excess of the carrying costs over their estimated fair value of these assets, is approximately $3,669,000 for the three and nine months ended September 30, 1999. As a result, software development costs at September 30, 1999 were impaired by $2,093,000 and construction in progress relating to these products were impaired by $1,576,000. All of these charges are applicable to the ICS Division.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         In addition, the Company has deployed a version of its old inmate calling platform that resides in its customers network locations. The Company has recently experienced a reduction in call volumes and revenues from this platform. The customer has indicated to the Company that it does not intend to use the platform as a source of future services. Additionally, since the platform was based on the predecessor to the DL Platform, there is not an upgrade path available for the platform. Any new feature or service offering would be evaluated based on the new ComBridge platform. The reduction in call volumes caused the estimated fair value of these assets to be less than its existing book value. The Company estimated fair value based on the discounted cash flows from each service location. After consideration of minimal salvage value of these assets due to their specific use, the Company has recorded an impairment charge of approximately $963,000. This charge is applicable to the ICS Division.

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

         The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of T-NETIX and Gateway as though Gateway had always been a part of T-NETIX.

         Selected financial data of T-NETIX and Gateway, prior to its merger with T-NETIX, on a combined basis, were as follows:

                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
                                          ------------------------------------
                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          T-NETIX        GATEWAY        COMBINED
                                        ----------      ----------     ----------
Revenue                                 $   25,590      $   26,693     $   52,283
Net earnings (loss)                     $   (9,437)     $      421     $   (9,016)
Diluted earnings (loss) per
   common share                         $    (1.08)                    $    (0.72)


                                          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                          ------------------------------------
                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          T-NETIX        GATEWAY        COMBINED
                                        ----------      ----------     ----------
Revenue                                 $   28,140      $   22,217     $   50,357
Net earnings (loss)                     $      (71)     $      375     $      304
Diluted earnings (loss) per
   common share                         $    (0.01)                    $     0.02

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for terminating a Royalty Agreement. The Royalty Agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the Royalty Owners in exchange for royalty payments. The termination of the Royalty Owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, times the number of shares issued in exchange for termination of the Royalty Owners' interests. The intangible asset has an estimated useful life of 10 years.

         Transactions between T-NETIX and Gateway prior to the merger consisted of licensing revenue from each party. All such amounts have been eliminated in the restated consolidated financial statements. Certain reclassifications were made to the Gateway financial statements to conform to T-NETIX's presentations.

         In connection with the merger, the Company incurred pooling transaction expenses of $1,017,000 for the nine months ended September 30, 1999. Pooling transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

(3)      EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share for the three and nine months ended September 30, 1999 and 1998, are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 1999 and the three months ended September 30, 1998 common stock equivalents were not included in the diluted EPS calculation, as they would be anti-dilutive. For the nine months ended September 30, 1998, diluted common and common equivalent shares outstanding includes 820,000 of common share equivalents, consisting of stock options, determined under the treasury stock method.


(4)      DEBT

         In September 1999, the Company entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The Credit Facility provides for maximum credit of $40,000,000. The proceeds of the new credit facility were used to repay existing debt facilities and to provide working capital. The revolving facility is comprised of a one year LIBOR component of $15,000,000 at an interest rate of LIBOR plus 2.75% at September 30, 1999; a one month LIBOR component of $10,000,000 at an interest rate of LIBOR plus 2.75% at September 30, 1999; and $3,144,000 at the Bank's prime rate. As of September 30, 1999, the Company's interest rate ranged from 8.13% to 8.80%.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. These ratios include a debt to a four quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of fixed charges (interest and debt payments) to EBITDA, and minimum quarterly EBITDA. The Agreement also prohibits the Company from incurring additional indebtedness. The Credit Facility is for a period of two years. At September 30, 1999 the Company was in violation of all of the financial covenants set forth in the Credit Facility, and as such the lenders could demand payment on the Credit Facility. The bank is currently reviewing the covenant breaches and the Company has requested a waiver of the financial covenants for a period of 30 days, pending review by the bank, accordingly the debt to the bank has been classified as a current liability.

(5)      SUBSEQUENT EVENT

         Acquisition

         Effective October 28, 1999, the Company completed the acquisition of substantially all of the assets of Evans and Ricker ("E&R"), of Portland, Oregon for cash and acquisition costs of approximately $1,400,000. E&R specializes in software used to control and manage information for correctional facilities. E&R's product, Lock and Track Corrections Information System ("Lock & Track") is a comprehensive relational database designed to handle the operational control and reporting needs of municipal, state, federal, and/or private correctional facilities. The acquisition will be accounted for by the purchase method of accounting. Assets acquired and liabilities assumed will be recorded at their fair values, and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The estimated excess of cost over the estimated fair value of the net assets of approximately $1,100,000 will be allocated to goodwill. The remaining net assets will be allocated primarily to current assets and current liabilities. The acquisition was funded by borrowings under the Company's line of credit.

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(6)      SEGMENT INFORMATION

         The Company operated in two business segments: inmate calling services and SpeakEZ Voice Print(R). The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Inmate calling services includes the provisioning of specialized call processing and offender monitoring services. Segment information for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                               THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                      (AMOUNTS IN THOUSANDS)
                                                              ---------------------------------------
                                                              INMATE CALLING
                                                                 SERVICES      SPEAKEZ        TOTAL
                                                                 --------      --------      --------
Revenue from external customers ............................     $ 16,733      $     29      $ 16,762
Operating income (loss) ....................................       (5,628)         (575)       (6,203)
Depreciation and amortization ..............................        2,713           234         2,947
Interest  and other expense, net ...........................          252           227           479
Segment earnings (loss) before taxes .......................       (5,880)         (802)       (6,682)


                                                               THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                      (AMOUNTS IN THOUSANDS)
                                                              ---------------------------------------
                                                              INMATE CALLING
                                                                 SERVICES      SPEAKEZ        TOTAL
                                                                 --------      --------      --------

Revenue from external customers ............................     $ 16,227     $    109      $ 16,336
Operating income (loss) ....................................        1,171       (1,006)          165
Depreciation and amortization ..............................        2,248          230         2,478
Interest expense ...........................................          274          170           444
Segment earnings (loss) before taxes .......................          897       (1,176)         (279)



                                                               NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                      (AMOUNTS IN THOUSANDS)
                                                              ---------------------------------------
                                                              INMATE CALLING
                                                                 SERVICES      SPEAKEZ        TOTAL
                                                                 --------      --------      --------

Revenue from external customers ............................     $ 52,195      $     88      $ 52,283
Operating income (loss) ....................................       (6,593)       (1,945)       (8,538)
Depreciation and amortization ..............................        7,886           732         8,618
Interest expense ...........................................          914           681         1,595
Segment earnings (loss) before taxes .......................       (7,507)       (2,626)      (10,133)


                                                               NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                      (AMOUNTS IN THOUSANDS)
                                                              ---------------------------------------
                                                              INMATE CALLING
                                                                 SERVICES      SPEAKEZ        TOTAL
                                                                 --------      --------      --------

Revenue from external customers ............................     $ 50,035     $    322      $ 50,357
Operating income (loss) ....................................        4,816       (3,103)        1,713
Depreciation and amortization ..............................        6,736          697         7,433
Interest expense ...........................................          703          510         1,213
Segment earnings (loss) before taxes .......................        4,113       (3,613)          500

                         T-NETIX, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


There was no intersegment revenue for the three and nine months ended September 30, 1999 and 1998. Unallocated amounts to arrive at net earnings included income tax (benefit) of $(45,000) for the three months ended September 30, 1998, and $(1,117,000) and $196,000 for the nine months ended September 30, 1999 and 1998, respectively. Consolidated total assets included eliminations of approximately $16,862,000 and $14,507,000 as of September 30, 1999 and December 31, 1998,
respectively. Eliminations consist of intercompany receivables in the ICS Division and intercompany payables in the SpeakEZ division related solely to the intercompany borrowing of the SpeakEZ Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive understanding of the Company's financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in management's discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that would cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the demand for the Company's products and services including new services such as Lock & Track and market acceptance risks which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific ICS customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the ability to win new contracts for its products, including Lock & Track, the successful integration of Gateway Technologies, Inc. into T-NETIX's business, the ability of the Company to penetrate the market for jail management systems, the ability to reduce expenditures in the SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996 that would affect the Company's sales or pricing, the effect of the Year 2000 Issue, the impact of competitive products and pricing particularly in the Company's ICS business, including Lock & Track, the Company's continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed herein.

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

The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period information contained in this management's discussion and analysis of financial condition and results of operations presented has been restated to include the combined results of operations, financial position and cash flows of T-NETIX and Gateway as though Gateway had always been a part of T-NETIX.

In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for terminating a Royalty Agreement. The Royalty Agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the Royalty Owners in exchange for royalty payments. The termination of the Royalty Owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, times the number of shares issued in exchange for termination of the Royalty Owners' interests. The intangible asset has an estimated useful life of 10 years.

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

T-NETIX, with the acquisition of Gateway plans on developing marketing strategies that will utilize the strengths of the combined company. These strengths consist of each individual company's prior marketing approaches. Gateway's sales strategy is designed to focus on the individual jail or correctional institution level. This direct sales force allows T-NETIX the opportunity to deliver correctional products, in addition to its inmate calling system, at the individual jail level. While at the same time, the relationship based strategy of T-NETIX will be used to deliver through the sales force a new set of products, including billing services and bad debt management to its existing carrier customers.

ACQUISITION OF EVANS AND RICKER

In October 1999, the Company completed an asset acquisition of Evans and Ricker (E&R), of Portland, Oregon. E&R specializes in software used to control and manage information for correctional facilities. E&R's product, Lock and Track Corrections Information System ("Lock & Track") is a comprehensive relational database designed to handle the operational control and reporting needs of municipal, state, federal, and/or private correctional facilities. The Company plans to use its ICS sales force to promote Lock & Track to correctional facilities and departments throughout the country. The Company expects that the increase in personnel planned for ICS sales will be adequate to promote Lock & Track. In addition, research and development expense will increase as the former principals of E&R will now be Company employees.

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

In telecommunications services, revenue is generated under long-term contracts, which provide for transaction fees paid on a per-call basis. The per call charge is primarily for the provisioning of specialized call processing services for correctional facilities to its telecommunications carrier customer. Such customers include AT&T, Ameritech, Bell Atlantic, US WEST, SBC Communications, BellSouth, MCI WorldCom and GTE, and other telecommunications service providers. The Company is paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates.

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

The Company experienced increases in total revenue from 1998 to 1999. However, the Company continues to experience reductions in call volumes that affect telecommunications services revenue and overall financial performance. The Company had a net reduction in call volume in 1999. The Company believes that the primary causes for the reduction are due to price increases by its telecommunications provider customers to the end user. Additionally, reductions are also attributable to prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems. The Company will continue to market its services to additional call providers; however, it expects growth in call processing volumes and corresponding telecommunications services revenue will come predominantly from adding new systems for existing customers. Systems that are currently scheduled for installation are not expected to contribute to significant call volume increases until the next fiscal year.


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

         The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended September 30, 1999 and 1998.

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                         1999                1998
                                                      ----------          ----------
Revenue:
   Telecommunications services ...................           58%                 62%
   Direct call provisioning ......................           41                  34
   Equipment sales ...............................            1                   3
   Voice print ...................................           --                   1
                                                       --------            --------
       Total revenue .............................          100                 100

Expenses:
   Operating costs and expenses ..................           65                  61
   Selling, general and administrative ...........           20                  17
   Research and development ......................            7                   6
   Impairment of telecommunications assets .......           28                  --
   Depreciation and amortization .................           17                  15
                                                       --------            --------
     Operating income (loss) .....................          (37)                  1
   Interest and other income (expense), net ......           (3)                 (3)
                                                       --------            --------
     Earnings (loss) before income taxes .........          (40)                 (2)
   Income tax benefit ............................           --                   1
                                                       --------            --------
     Net earnings (loss) .........................          (40)%                (1)%
                                                       ========            ========



Total Revenue. Total revenue increased 3% to $16,762,000 for the three months ended September 30, 1999, from $16,336,000 for the prior period. This increase resulted primarily from an increase in direct call provisioning revenue offset by decreases in telecommunications services revenue, equipment sales and voice print revenue.

The 4% decrease in telecommunications services revenue to $9,761,000 for the three months ended September 30, 1999, from $10,171,000 in the prior period, was due primarily to a decrease in call volume on existing sites. The reduction in call volumes is primarily due to price increases by its telecommunications provider customers to the end user. Additionally, reductions are also attributable to prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems.

Direct call provisioning revenue increased 22% to $6,811,000 for the three months ended September 30, 1999 from $5,564,000 for the prior period. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The addition of sites is primarily a result of the Company being successful in competitive bidding arrangements for contracts directly with correctional institutions.

Equipment sales decreased 67% to $161,000 for the three months ended September 30, 1999 from $492,000 for the prior period. The decrease was due primarily to a reduction in sales arrangements with a single customer. This customer purchases the Company's equipment for installation in correctional institutions and then pays the Company a monthly maintenance and support fee for the product. The amounts of such sales are dependent upon the timing of installations with this customer and the customer's success rate in its territory.

The Company also recognized SpeakEZ Voice Print(R) revenue in the amount of $29,000 for the three months ended September 30, 1999 or a decrease of $80,000 from the corresponding prior period. SpeakEZ Voice Print(R) revenue was derived primarily from the provisioning of services and from the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $10,846,000 for the three months ended September 30, 1999, from $9,969,000 for the corresponding prior period, and increased as a percentage of total revenue to 65% for the three months ended September 30, 1999 from 61% for the corresponding prior period. The increase was primarily due to an overall change in the revenue mix to a greater amount of direct call provisioning revenue and expenses and a lesser amount of telecommunications services revenue and expenses. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Cost of equipment sold included the purchase price of equipment held for sale. Other equipment cost components were minimal. Voice print operating costs for the three months ended September 30, 1999 were for royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended September 30, 1999 and 1998.

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------
                                               1999               1998
                                            ----------         ----------

Operating costs and expenses:
  Telecommunications services ..........        46%                44%
  Direct call provisioning .............        92                 94
  Cost of equipment sold ...............        34                 38
  Voice print ..........................         3                 13

Operating costs and expenses associated with providing telecommunications services increased as a percentage of corresponding revenue to 46% for the three months ended September 30, 1999, from 44% in the corresponding prior period. The increase is primarily due to the reduction in telecommunications services revenue and increases in personnel and telecommunications related costs. Direct call provisioning costs decreased to 92% for the three months ended September 30, 1999 from 94% in the corresponding prior period. This percentage decrease is primarily attributable to an increase in higher margin long distance related direct call provisioning revenue. Cost of equipment sold decreased as a percentage of corresponding revenue to 34% for the three months ended September 30, 1999 from 38% in the prior period primarily due to changes in product mix. Voice print expenses decreased as a percentage of corresponding revenue primarily due to a change in the revenue mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,440,000 for the three months ended September 30, 1999, from $2,731,000 in the corresponding prior period, and increased as a percentage of total revenue to 20% for the three months ended September 30, 1999 from 17% for the prior period. Selling, general and administrative expenses associated with the ICS Division increased by $1,082,000 to $3,297,000 for the three months ended September 30, 1999 from $2,215,000 for the corresponding prior period. The total increase was primarily due to increases in salary and benefits of $479,000 for primarily sales and marketing personnel. Other expenses including travel and telecommunication cost increased by $185,000 due to the merger with Gateway and addition sales and marketing travel. Another component of the increase in selling, general and administrative expenses was professional services and consulting fees, which increased by $192,000. Included in these professional services and consulting fees is $105,000 associated with the upgrade of the Company's internal financial accounting systems to be Year 2000 compliant. The Company anticipates an increase in selling, general and administrative expenses due to an expansion of its sales organization in order to leverage new corrections products and the new market position established as a result of the merger with Gateway.

Selling, general and administrative expenses associated with the SpeakEZ Voice Print(R) technology were $143,000 for the three months ended September 30, 1999 as compared to $516,000 for the corresponding prior period. The decrease was due primarily to a reduction in personnel and travel costs of $259,000 and a decrease in legal and other professional expenses of $42,000. The Company anticipates maintaining the current level of administrative costs associated with SpeakEZ. The Company believes it can implement these reductions without sacrificing potential revenue growth.

Research and Development Expenses. Research and development expenses increased to $1,100,000 for the three months ended September 30, 1999, from $993,000 in the corresponding prior period. Research and development expenses for the Inmate Calling Services division increased to $874,000 for the three months ended September 30, 1999, from $639,000 in the corresponding prior period. The increase is primarily due to increased personnel costs. The Company expects research and development expense for the Inmate Calling Services Division to increase to support new products and due to the increase in technical personnel.

Research and development expenses associated with the SpeakEZ Voice Print(R) technology was $226,000 for the three months ended September 30, 1999 as compared to $354,000 for the corresponding prior period. The decrease was due to a reduction in personnel and consolidation of the research facilities into the corporate headquarters. The research and development expense associated with the SpeakEZ Voice Print(R) technology is expected to remain consistent with present levels.

Impairment of Telecommunications Assets. During the three months ended September 30, 1999, the Company recorded an impairment of telecommunications assets of $4,632,000. Two events indicated that the carrying value of certain equipment and intangible assets may not be recoverable.

In September 1999, the Company completed an evaluation of the future viability of its new inmate calling platform ("DL Platform") it had been developing over the past two years. The merger with Gateway allowed the Company to consider an alternative to the DL Platform. The Company decided that the Gateway ComBridge Platform ("ComBridge"), would be the platform to install for both new customers and upgrades of existing customers. However, over the last year the Company had been awarded certain contracts where the DL Platform was to be deployed. Since the Company believes that it would not be cost effective to maintain and support two separate systems, the Company proceeded to try to renegotiate all existing contracts to install ComBridge instead of the DL Platform. During the quarter ended September 30, 1999, the Company was successful with these negotiations. Due to the abandonment of the DL Platform, the Company no longer has any anticipated cash flow to support the carrying value of assets related to the DL Platform. Capitalized costs relating to the DL Platform included the software development costs, components (consisting primarily of telephony cards) and other supporting computer peripheral equipment. As a result, software development costs at September 30, 1999 were impaired by $2,093,000 and certain components of construction in progress relating to these products were impaired by $1,576,000.

In addition, the Company has deployed a version of its old inmate calling platform that resides in its customers network locations. The Company has recently experienced a reduction in call volumes and revenues from this platform. The customer has indicated to the Company that it does not intend to use the platform as a source of future services. Additionally, since the platform was based on the predecessor to the DL Platform, there is not an upgrade path available for the platform. Any new feature or service offering would be evaluated based on the new ComBridge platform. The reduction in call volumes caused the estimated fair value of these assets to be less than its existing book value. The Company estimated fair value based on the discounted cash flows from each location. After consideration of minimal salvage value of these assets due to their specific use, the Company has recorded an impairment charge of approximately $963,000. This charge is applicable to the ICS Division.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $2,947,000 for the three months ended September 30, 1999, from $2,478,000 in the corresponding prior period. The increase was due primarily to the amortization of technology rights, capitalized software and goodwill of approximately $309,000. The depreciation and amortization for the SpeakEZ Division was $234,000 for the three months ended September 30, 1999 as compared to $230,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase, as new sites are added, however it will be offset to the extent that equipment currently in use becomes fully depreciated.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to $479,000 for the three months ended September 30, 1999, from $444,000 in the corresponding prior period. Included in other income is approximately $108,000 gain on the sale of used equipment. Interest expense was $587,000 for the three months ended September 30, 1999 compared to $444,000 for the corresponding prior period. The increase is attributable to an increase in the average amount of indebtedness outstanding during the period, offset by a reduction in interest rates. The average debt balance increased primarily due to the increase in capital expenditures and business acquisitions.

Nine Months Ended September 30, 1999 and 1998

         The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended September 30, 1999 and 1998.

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------
                                                               1999                  1998
                                                            ----------            ----------
Revenue:
   Telecommunications services ...................                  57%                   62%
   Direct call provisioning ......................                  39                    34
   Equipment sales ...............................                   4                     3
   Voice print ...................................                  --                     1
                                                            ----------            ----------
       Total revenue .............................                 100                   100

Expenses:
   Operating costs and expenses ..................                  63                    60
   Selling, general and administrative ...........                  19                    16
   Pooling transaction expenses ..................                   2                    --
   Research and development ......................                   7                     6
   Impairment of telecommunications assets .......                   9                    --
   Depreciation and amortization .................                  16                    15
                                                            ----------            ----------
     Operating income (loss) .....................                 (16)                    3
   Interest and other income (expense), net ......                  (3)                   (2)
                                                            ----------            ----------
     Earnings (loss) before income taxes .........                 (19)                    1
   Income tax benefit (expense) ..................                   2                   (--)
                                                            ----------            ----------
     Net earnings (loss) .........................                 (17)%                   1%
                                                            ==========            ==========


Total Revenue. Total revenue increased 4% to $52,283,000 for the nine months ended September 30, 1999, from $50,357,000 for the prior year. This increase resulted primarily from increases in direct call provisioning revenue and equipment sales offset by decreases in telecommunications services revenue and voice print revenue.

The 6% decrease in telecommunications services revenue to $29,631,000 for the nine months ended September 30, 1999, from $31,489,000 in the prior year, was due primarily to a decrease in call volume on existing sites. The reduction in call volumes is primarily due to price increases by its telecommunications provider customers to the end user. Additionally, reductions are also attributable to prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems.

Direct call provisioning revenue increased 19% to $20,334,000 for the nine months ended September 30, 1999 from $17,106,000 for the prior period. This increase was due to the addition of sites in which the Company is provisioning the long distance service. The addition of sites is primarily a result of the Company being successful in competitive bidding arrangements for contracts directly with correctional institutions.

Equipment sales increased 55% to $2,230,000 for the nine months ended September 30, 1999 from $1,440,000 for the prior period. The increase was due primarily to sales arrangements with a single customer. This customer purchases the Company's equipment for installation in correctional institutions and then pays the Company a monthly maintenance and support fee for the product. The amounts of such sales are dependent upon the timing of installations with this customer and the customer's success rate in its territory.

The Company also recognized SpeakEZ Voice Print(R) revenue in the amount of $88,000 for the nine months ended September 30, 1999 or a decrease of $234,000 from the corresponding prior period. SpeakEZ Voice Print(R) revenue was derived primarily from the provisioning of services and from the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and impact of new competition.

Operating costs and expenses. Total operating costs and expenses increased to $32,931,000 for the nine months ended September 30, 1999, from $30,332,000 for the corresponding prior period, and increased as a percentage of total revenue to 63% for the nine months ended September 30, 1999 from 60% for the corresponding prior period. The increase was primarily due to an overall change in the revenue mix to a greater amount of direct call provisioning revenue and expenses and a lesser amount of telecommunications services revenue and expenses. Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. There were minimal costs directly associated with telecommunications licensing revenue. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Cost of equipment sold includes the purchase price of equipment held for sale. Other equipment cost components were minimal. Voice print operating costs for the nine months ended September 30, 1999 were primarily for royalty charges.

         The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended September 30, 1999 and 1998.

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------
                                              1999                 1998
                                           ----------           ----------
Operating costs and expenses:
  Telecommunications services ..........           44%                  44%
  Direct call provisioning .............           93                   93
  Cost of equipment sold ...............           42                   38
  Voice print ..........................            6                    7

Operating costs and expenses associated with providing telecommunications services remained consistent as a percentage of corresponding revenue at 44% for the nine months ended September 30, 1999 and 1998. Direct call provisioning costs remained consistent as a percentage of corresponding revenue to 93% for the nine months ended September 30, 1999 and 1998. Cost of equipment sold increased as a percentage of corresponding revenue to 42% for the nine months ended September 30, 1999 from 38% in the prior period primarily due to changes in product mix. Voice print expenses increased as a percentage of revenue primarily due to a change in the revenue mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9,907,000 for the nine months ended September 30, 1999, from $7,944,000 in the corresponding prior period, and increased as a percentage of total revenue to 19% from 16% in the corresponding prior period. Selling, general and administrative expenses associated with the Inmate Calling Services Division increased by $2,936,000 to $9,300,000 for the nine months ended September 30, 1999 from $6,364,000 for the corresponding prior period. The total increase was primarily due to increases in salary and benefits of $1,252,000 for primarily sales and marketing and information services personnel. Other expenses including travel and telecommunication costs increased by $480,000 due to the merger with Gateway and additional sales and marketing travel. Another component to the increase in selling, general and administrative expenses was professional services and consulting fees, which increased by $658,000. Included in these professional services and consulting fees is $218,000 associated with the upgrade of the Company's internal financial accounting systems to be Year 2000 compliant.

Selling, general and administrative expenses associated with the SpeakEZ Voice Print(R) technology were $607,000 for the nine months ended September 30, 1999 as compared to $1,580,000 for the corresponding prior period. The decrease was due primarily to a reduction in personnel and travel costs of $708,000 and a decrease in legal and other professional expenses of $175,000.

Pooling Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to $1,017,000 for the nine months ended September 30, 1999. Pooling transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Research and Development Expenses. Research and development expenses increased to $3,716,000 for the nine months ended September 30, 1999, from $2,935,000 in the corresponding prior period. Research and development expenses for the Inmate Calling Services division increased to $3,027,000 for the nine months ended September 30, 1999, from $1,808,000 in the corresponding prior period. The increase is primarily due to personnel increases. The Company expects research and development expense for the ICS Division to increase to support new products and due to the increase in technical personnel.

Research and development expenses associated with the SpeakEZ Voice Print(R) technology was $689,000 for the nine months ended September 30, 1999 as compared to $1,127,000 for the corresponding prior period. The decrease was due to a reduction in personnel and consolidation of the research facilities into the corporate headquarters.

Impairment of Telecommunications Assets. During the nine months ended September 30, 1999, the Company recorded an impairment of telecommunications assets of $4,632,000. Two events indicated that the carrying value of certain equipment and intangible assets may not be recoverable.

In September 1999, the Company completed an evaluation of the future viability of its new inmate calling platform ("DL Platform") it had been developing over the past two years. The merger of Gateway allowed the Company to consider an alternative to the DL Platform. The Company decided that the Gateway ComBridge Platform ("ComBridge"), would be the platform to install for both new customers and upgrades of existing customers. However, over the last year the Company had been awarded certain contracts where the DL Platform was to be deployed. Since the Company believes it would not be cost effective to maintain and support two separate systems, the Company proceeded to try to re-negotiate, all existing contracts to install ComBridge instead of the DL platform. During the quarter ended September 30, 1999, the Company was successful with these negotiations. Due to the abandonment of the DL Platform, the Company no longer has any anticipated cash flow to support the carrying value of assets related to the DL Platform. Capitalized costs relating to the DL Platform included the software development costs, components (consisting primarily of telephony cards) and other supporting computer peripheral equipment. As a result, software development costs at September 30, 1999 were impaired by $2,093,000 and certain components of construction in progress relating to these products were impaired by $1,576,000.

In addition, the Company has deployed a version of its old inmate calling platform that resides in its customers network locations. The Company has recently experienced a reduction in call volumes and revenues from this platform. The customer has indicated to the Company that it does not intend to use the platform as a source of future services. Additionally, since the platform was based on the predecessor to the DL Platform, there is not an upgrade path available for the platform. Any new feature or service offering would be evaluated based on the new ComBridge platform. The reduction in call volumes caused the estimated fair value of these assets to be less than its existing book value. The Company estimated fair value based on the discounted cash flows from each location. After consideration of minimal salvage value of these assets due to their specific use, the Company has recorded an impairment charge of approximately $963,000. This charge is applicable to the ICS Division.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $8,618,000 for the nine months ended September 30, 1999, from $7,433,000 in the corresponding prior period. The increase was due primarily to the amortization technology rights, capitalized software and goodwill of approximately $804,000. The depreciation and amortization for the SpeakEZ Division was $732,000 for the nine months ended September 30, 1999 as compared to $697,000 for the corresponding prior period. The Company anticipates that depreciation expense will increase, as new sites are added, however it will be offset to the extent that equipment currently in use becomes fully depreciated.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased to $1,595,000 for the nine months ended September 30, 1999, from $1,213,000 in the corresponding prior period. Included in other income is approximately $108,000 gain on the sale of used equipment.

Interest expense was $1,703,000 for the nine months ended September 30, 1999 compared to $1,213,000 for the corresponding prior period. The increase is attributable to an increase in the average amount of indebtedness outstanding during the period offset by a reduction in interest rates. The average debt balance increased primarily due to the increase in capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied upon commercial borrowings and operating cash flow to fund its operations and capital needs. Cash provided by operating activities and financing activities supplied the Company with a majority of its cash needs for the nine months ended September 30, 1999. The net cash provided by financing activities was $3,344,000 for the nine months ended September 30, 1999 compared to $548,000 for the corresponding prior period. Cash provided by operations was $7,760,000 for the nine months ended September 30, 1999 as compared to $4,697,000 for the corresponding prior period. The change in cash provided by operations was attributable to changes in net earnings, adjusted for noncash expense items such as depreciation and amortization, impairment loss, and gain on sale of equipment, and the change in the Company's deferred tax provision. Comparably, these changes totaled $2,788,000 for the nine months ended September 30, 1999 and $7,737,000 for the corresponding prior period. The net change in operating assets and liabilities was the other offsetting difference in the change in cash provided by operations. The total change for the nine months ended September 30, 1999 consisted primarily of decreases in accounts receivable of $1,253,000 and increases in accounts payable of $4,349,000. The total change for the nine months ended September 30, 1998 consisted primarily of an increase in accounts receivable of $899,000 and decreases in accounts payable of $1,040,000.

Cash used in investing activities was $10,883,000 for the nine months ended September 30, 1999. This included capital expenditures of $10,080,000 for the nine months ended September 30, 1999 as compared to $3,683,000 in the corresponding prior period. The capital expenditures for the nine months ended September 30, 1999 were mainly for telecommunications equipment and office equipment. The telecommunications equipment was related to new sites pending installation and for upgrade costs for existing sites that have been renewed. Additional investing activities of $803,000 for the nine months ended September 30, 1999 was primarily for capitalized software development costs. Other investing activities of $2,493,000 for the nine months ended September 30, 1998 included expenditures for investments in preferred stock of Cell-Tel and capitalized software development costs. The acquisition of Cell-Tel was completed as of December 31, 1998. The Company anticipates that capital expenditures for telecommunications equipment will primarily follow the installation of new systems and will increase as the current base of systems are upgraded to provide increased functional capability.

The Company has been funding its operations by using cash provided by operations and primarily from available borrowings under a line of credit. Due to its continued capital requirements and the merger with Gateway, in September 1999, the Company entered into a Commitment Letter for a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The Credit Facility provides for a maximum credit of $40,000,000. The Credit Facility is for a period of approximately two years. The Credit Facility is being used for working capital and refinancing existing debt. However, the Company is currently in default on all of its financial covenants and in the event that it cannot come to an agreement with the Bank to waive or revise such covenants it may be required to sell additional equity securities or obtain alternative indebtedness to satisfy the covenant violations and fund the Company's operations and anticipated new inmate call processing systems and upgrades of existing systems. There can be no assurance that such financing will be available or, if available, will be obtainable on satisfactory terms.

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

The Company's State of Readiness. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company hired additional project management resources. The Company has completed its evaluation of current computer systems, software, and embedded technologies. The evaluation revealed that the Company's current proprietary inmate calling platform deployed on behalf of the Company's customers, the internal network hardware and operating system that provides the Company's Local Area Network ("LAN") and Wide Area Network ("WAN"), voice mail system, and accounting and business process software are the major resources that do have Year 2000 compliance issues. The Company's internal systems and or programs have been updated with Year 2000 compliant versions. The Company's internal network, e-mail system and accounting and business process software have been updated utilizing vendor provided upgrades. The Company's proprietary inmate calling platform is scheduled to be completed with all Year 2000 compliant versions by the end of November 1999.

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

The Costs to Address the Company's Year 2000 Issues. Expenditures for the nine months ended September 30, 1999 for the Year 2000 Project amounted to approximately $505,000 and is approximately $705,000 to date. Management expects that the completion of its Year 2000 Project may result in additional expenditures of approximately $250,000.

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

The Company's Contingency Plan. The Company has developed its Year 2000 Contingency Plan. However, the Company does not anticipate a full implementation of the contingency plan due the proximate completion of the Year 2000 upgrades. It is the Company's goal to have the remaining Year 2000 Issues resolved by the end of November 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk as discussed below.

Interest Rate Risk

The Company has current debt outstanding under a line of credit of $28,144,000 at September 30, 1999. Under the terms of its debt agreement the maximum available is $40,000,000 depending on certain financial covenant requirements. The loan bears interest at different rates, $25,000,000 at LIBOR plus 2.75% and the remaining balance at prime rate. Interest on LIBOR rate loans is payable at the termination of the interest period applicable to the loan but not longer than every three months. Interest on prime rate loans is payable every three months. Since the interest rates on the loans outstanding are variable and are reset periodically, the Company is exposed to interest rate risk.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    Exhibits
               --------

                  27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                T-NETIX, Inc.
                                               ---------------
                                                 (Registrant)




Date  November 13, 1999                By: /s/ Alvyn A. Schopp
      -----------------                    -------------------
                                                (Signature)
                                       Alvyn A. Schopp, Chief Executive Officer


                                       By: /s/ John Giannaula
                                           ------------------
                                               (Signature)
                                       John Giannaula, Vice President Finance
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX



               Exhibit No.              Description
               -----------              -----------
                   27             Financial Data Schedule