Form 10-K405
period 1999-12-31
T NETIX INC
filed 2000-03-29
CIK 929757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

FOR THE YEAR ENDED DECEMBER 31, 1999              COMMISSION FILE NUMBER 0-25016

                                 T-NETIX, INC.
             (Exact name of registrant as Specified in Its Charter)

                  COLORADO
       (State of Other Jurisdiction of                          84-1037352
               Incorporation)                      (I.R.S. Employer Identification No.)

           67 INVERNESS DRIVE EAST
             ENGLEWOOD, COLORADO                                   80112
  (Address of principal executive offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (303) 790-9111
                             ---------------------

Securities Registered Pursuant to Section 12(b) of the Act:  NONE.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock
                                               (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2000, was approximately $66,187,000.

     The number of shares outstanding of the Registrant's common stock as of March 21, 2000, were 12,727,334.

     The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed prior to April 30, 2000, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1   Business....................................................     3
Item 2   Properties..................................................    18
Item 3   Legal Proceedings...........................................    18
Item 4   Submission of Matters to a Vote of Security-Holders.........    19

                                  PART II

Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    19
Item 6   Selected Financial Data.....................................    20
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    21
Item 7A  Quantitative and Qualitative Disclosure About Market Risk...    29
Item 8   Financial Statements and Supplementary Data.................    29
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures.................................    29

                                  PART III

Item 10  Directors and Executive Officers of the Registrant..........    30
Item 11  Executive Compensation......................................    30
Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................    30
Item 13  Certain Relationships and Related Transactions..............    30

                                  PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    31

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     Our primary business is providing specialized call processing and other services to the corrections industry directly or through our telecommunications service provider customers. Most recently, we entered into the business of providing inter-LATA Internet bandwidth to our customer's Internet subscribers. In addition, we provide specialized speaker verification computer products. Our principal office is located in Englewood, Colorado. We also have significant operations in Carrollton, Texas. At December 31, 1999 we had 511 employees in approximately 44 states.

     We were incorporated on August 21, 1986 under the name of Tele-Matic Corporation. In 1995 we changed our name to T-NETIX, Inc. In October 1995, we acquired SpeakEZ, Inc. ("SpeakEZ"). SpeakEZ is a wholly-owned subsidiary and is engaged in the sale, marketing, and development of speaker verification biometric technology. On June 14, 1999, we completed a merger with Gateway Technologies, Inc. ("Gateway"), a privately held provider of inmate call processing services. Gateway became a wholly-owned subsidiary of T-NETIX.

     In December 1998, we adopted a fiscal year-end reporting period of December
31. This change from our July 31 year-end was effective on December 31, 1998. The merger with Gateway was accounted for as a pooling-of-interests and as a result, our financial statements have been restated as indicated in the notes which accompany the consolidated financial statements. See Notes 1 and 3 of "Notes to Consolidated Financial Statements."

     This report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements which apply only as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including risks faced by us and described in "Risk Factors" and elsewhere in this report. These forward looking statements include those described in this Form 10-K and, from time-to-time, in our other filings with the Securities and Exchange Commission.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Information relating to our revenue, operating profit or loss, and total assets by segment, is set forth in Note 7 of "Notes to Consolidated Financial Statements."

NARRATIVE DESCRIPTION OF BUSINESS

     T-NETIX has three operating segments; the Corrections Division, the Internet Services Division, and the SpeakEZ Division. Our mission is primarily to be an integrated solutions provider to the corrections industry. The addition of our new Internet Services Division allows us expand into the Internet market by using our telecommunications expertise and bandwidth purchasing power. In addition, we believe that our speaker verification technology, SpeakEZ Voice Print(R), can become an industry leading technological solution for the emerging speaker verification market.

  Corrections Division

     MARKET DESCRIPTION

     We are primarily a provider of specialized call processing and other services to the corrections industry. These services are delivered through direct contracts with correctional facilities and through well-established relationships with large telecommunications companies or telecommunication service providers. Our primary customers for these services are AT&T, Bell Atlantic, US WEST, SBC Communications, Inc. (including Ameritech), GTE, Sprint, and Bell South. Through a series of acquisitions, we have expanded our presence in the corrections industry. The addition of products for parolee monitoring and jail management has positioned us as a leader in providing technological services to the corrections industry.

     Calls from inmates of federal, state, and local correctional facilities comprise a significant segment of the public communications market. Inmates typically may only place calls for a limited duration, which generates a high volume of calls per phone, and generally may only place collect calls, which tend to generate higher revenue per call than other types of calling. Consequently, the inmate calling market is an attractive segment of the corrections industry to other telecommunications service providers and us. Specialized call processing within the corrections industry requires the development of advanced capabilities such as fraud control of outgoing calls and flexible billing systems.

     According to the U.S. Bureau of Justice Statistics as of December 1998:

     - 5.9 million adults were under some form of correctional supervision

     - approximately 4.1 million adults were under parole or probation sanction

     - there were approximately 1.8 million inmates in state and federal and local prisons

     - from 1990 to 1998 the number of inmates increased by an average of 6.0 percent annually

     - there are approximately 4,500 correctional facilities in the U.S.

     The inmate calling market presents unique and substantial challenges to the telecommunications service provider. Correctional authorities generally favor telecommunications service providers who can manage the inmate phone systems themselves, maintain consistent service and easily process new inmates into the systems. Correctional authorities generally require control features that limit the length of calls, limit the time of day calls are made, and restrict the ability of inmates to make harassing or unapproved telephone calls. The telecommunications service provider must be able to customize the call control features by facility, cellblock, telephone and, in some cases, each inmate. One of the unique challenges is to prevent the fraudulent bypassing of these controls through three-way calling. Inmates bypass traditional control features by calling an accomplice at an approved number and having the accomplice use three-way calling to conference a non-allowed party. Through this method, inmates have been known to harass and intimidate people such as witnesses, whose numbers would otherwise be blocked, or to call merchants to conduct fraudulent activities.

     Correctional authorities generally select telecommunications service providers on the basis of services and features provided and on the level of commissions paid to the facilities. Competition is intense among the telecommunications service providers and this has led to commission payments to correctional facilities at very high levels. In addition, to win new contracts and renew existing contracts, telecommunications service providers must differentiate their services from those of the competition. They do so by offering advanced call control services as well as additional complementary services such as booking and identification processes, trust fund and commissary automation and management, investigation support and jail management support systems. Correctional authorities need these additional services due to the increasing administrative requirements placed on them. Correctional authorities recognize the benefits in outsourcing to telecommunications service providers that provide leading edge technology that can assist their goal of improving efficiency in operations.

     PRINCIPAL PRODUCTS AND SERVICES

     The primary focus in the design of our products and services is to provide software-based solutions to "niche" problems faced in the corrections industry. We believe that this approach results in correctional authorities and our telecommunication service providers' customers finding our products and services economically advantageous.

  Inmate Calling System

     Our inmate calling system has provided us with telecommunications services revenue and direct call provisioning revenue in the following percentages of our total revenue:

Year Ended December 31, 1999................................   91%
Year Ended December 31, 1998................................   96%
Year Ended December 31, 1997................................   94%

     After our merger with Gateway, we determined that the Gateway ComBridge Platform ("ComBridge") would be our inmate calling system for both new customers and upgrades for existing customers. However, we still support a large installed base of pre-existing technology. We use our inmate calling systems (ComBridge and pre-existing systems) to manage the inmate calling process.

     The inmate calling system provides dialing instructions, call announcement and acceptance messages and error prompts in up to six different languages. A flexible inmate account option allows for management of inmate personal identification numbers ("PINs"). System control features applicable to each inmate telephone such as call blocking, call timers, system reports, alarm parameters and real-time display of activity allow for expanded control. The system may be configured to have one inmate phone for every one outbound telephone line or our ComBridge system can be configured to concentrate multiple inmate phones to one outbound telephone line. This line concentration allows for cost savings in the provisioning of the number of inmate telephone lines.

     Our systems contain many patented technologies, one of which is our patented three-way call detection/ prevention technology, Strike-Three!(TM), that prevents inmates from bypassing control features through three-way calling. We believe that our intellectual property portfolio, with a total of 6 patents and licenses to an additional 6 patents, gives our customers leading edge technology that is recognized as technically unique within the corrections industry.

     The new ComBridge platform has a QNX operating system with a Windows 95(R)/NT(R) interface for client use. Using high-density digital/analog network interfaces and sharing hardware resources allows for many channels of call control to be housed in a single box. We believe that these expanded capabilities are especially critical in the installation of larger systems.

     We record all inmate calling system revenue in our financial statements under the caption of either "Telecommunications services" revenue or "Direct Call Provisioning" revenue depending upon the contractual relationship at the site and type of customer.

  Digital Recording System

     The DRS-500 Digital Recording System or the "DRS" is a fully digital recording system designed specifically for use in conjunction with one or more of our inmate calling systems. The DRS allows for the recording of specific dialed numbers, lines, or PINs. When the DRS detects activity based on the selected criteria, conversations will be automatically recorded. As an alternative mode of operation, the system will simultaneously record all inmate conversations. In addition, telephone numbers can be defined as "Record Restricted" to prevent recording of privileged communication. Recorded conversations may be played back on demand using the integrated playback module. The audio may be directed to the integrated loudspeaker or headphones. This output may also be used to record the conversations to a standard analog tape recorder.

     A local area network connects the DRS to our inmate calling system(s). The DRS is fully automatic with each call being digitally recorded onto high-speed, high-capacity disk drives. When all recordings on the first drive are completed, the DRS archives the recordings automatically onto compact disks housed in a CD Jukebox. This dual, active drive process also provides for immediate redundancy should one of the active drives fail. The CD Jukebox provides for storage of up to 1,800 hours of recorded conversation.

     Once a recording has been made, a designated party can access one or more recordings by completing a search screen on the monitor to retrieve all recordings matching the specified parameters. Once the search form has been completed, the system user is presented with a list of matching recordings that can be reviewed. In addition, the DRS enables correctional authorities to listen to a conversation in progress on a near real-time basis and have the conversation recorded at the same time. When live monitoring is selected from the main menu, the selected recording screen will display all conversations currently in progress.

     We record all DRS sales in our financial statements under the caption of "Equipment sales and other" revenue.

  Trust Fund and Commissary

     Our Corrections Division's Trust Fund/ Commissary system or "TFC" manages inmate trust fund and commissary accounts through an integrated automated accounting and operations system. TFC is a software system that automates all inmate accounting and product inventory while also managing commissary operations with comprehensive retail and banking capabilities. TFC uses bar code technology and Oracle(R)-based software. TFC is a Windows(R)-based environment that allows for system navigation to access logically organized screens. Security features control system access and archive and purge routines allow for user defined system maintenance.

     TFC manages all inmate account activity, including initial deposits, regular accounting activity such as fund disbursements, commissary charges and the ultimate disbursement of the funds upon release, all on a real time basis. TFC integrates the inmate account with the cash management and sales accounting data of the correctional facility commissary. This integration allows for enforcement of inmate restrictions and facility imposed mandates.

     TFC also allows for the efficient operation of the correctional facility commissary with its inventory tracking and management system. Each commissary transaction-affecting inventory is recorded real-time and will update the inventory on-hand balance upon completion. The inventory reporting system provides information on items received, suggested pricing, adjustments and transfers, sales histories, supplies on hand and vendors.

     TFC is also used as the accounting engine for our pre-paid debit inmate calling systems. We installed one of these systems at a state department of corrections in this past year. We are currently integrating this application with the ComBridge system and expanding it to include features common to most debit calling platforms. We expect to offer these additional debit-based services during fiscal 2000.

     We record all TFC sales in our financial statements under the caption of "Telecommunications services" revenue.

JAIL MANAGEMENT SYSTEM

     Lock&Track(TM) is our jail and prison information management system. It assists correctional authorities in performing most major data tasks necessary to run a correctional facility, such as:

     - inmate booking and classification

     - visitation documentation

     - food services management

     - inmate work and educational programs

     - inmate medical records

     - commissary ordering and inventory

     - facilities maintenance tracking

     - officer training in scheduling and system maintenance

     Lock&Track(TM) is easy to setup and operate. It includes the following:

     - functional desktop organization for easy customization to job functions

     - screens and report customization

     - keyboard shortcuts for data entry

     - integrated tools, such as photo, bar-codes, and document imaging systems

     - flexible record searching

     Lock&Track(TM) uses an Internet-based client/server application. We can then administer a secure and maintenance-free system. The server is powered using fault-tolerant Compaq DEC Alpha hardware, which runs a large percentage of the Internet traffic. The operating system is Open VMS and the database is Oracle(R)/Rdb. The user can choose a traditional "green screen" interface or a graphical user interface, which is based on a more sophisticated client technology called RAPT.

     Lock&Track(TM) has been deployed in a customer environment for more than ten years. Using an applications service provider model, Lock&Track(TM) is available to numerous correctional authorities that may have common reporting requirements. We believe this centralized service delivery is a competitive advantage for products such as Lock&Track(TM). This service-bureau type deployment uses an Internet-based access system and provides our customers with a lower initial cost of ownership while providing us recurring revenues.

     We record all Lock&Track(TM) revenue in our financial statements under the caption of either "Equipment sales and other" or "Telecommunications Services" revenue depending upon the terms of the contracts.

  Contain(R)

     Contain(R) is a service offering which uses voice verification and the Internet for cost-effective offender caseload management by community corrections, probation and parole agencies. A combination of advanced computer telephony, automated speech and Internet technologies, Contain(R) facilitates automated, programmable telephone contact with the subject offender during which SpeakEZ Voice Print(R) speaker verification technology is utilized to verify the subject's identity.

     Contain(R) is a Windows(R)-based product that uses the Internet as the transport mechanism between the officer and the Contain(R) database, allowing for access to the system from a remote location via an Internet-ready portable desktop PC. The Contain(R) system allows the officer to verify that a subject is present at one of a number of approved locations. The verification is performed via a comparison of a stored voice print to the utterance obtained in response to the system request.

     The system provides for:

     - flexible verification frequency and call parameters

     - voice verification result output, including notification mechanisms

     - detailed date and time stamped remarks

     - voice messaging

     - immediate access to caseloads

     - call summary and call detail reporting

     - achieve and retrieve history

     - analytical reporting

     We record all Contain(R) sales in our financial statements under the caption of "Telecommunications services" revenue, and such revenue has not been significant to date.

  PIN-LOCK(R)

     PIN-LOCK(R) is a method of biometric authentication of an inmate's identity using SpeakEZ Voice Print(R) technology. PIN-LOCK(R) makes it practical for all correctional facilities to assign PIN's to inmates. Currently, in high turnover institutions, like large county jails, the cost and effort required to assign numbers to all inmates is too great. However, PIN-LOCK(R) is not labor intensive. When an inmate is booked into a facility using PIN-LOCK(R), he will be asked to say his name into a preprogrammed phone, four to five times. These repeated utterances of his name enroll the inmate into the system, and become the basis for the inmate's personal voice verification file. This automated file replaces the traditional PINs that require a large amount of data maintenance. This means of identification may be used in different parts of the prison to allow access to different areas, and secured from others.

     When an inmate places a call, he first keys in his PIN, and then the system will prompt him for his name. The inmate may be asked to repeat his name, if the register of his voice does not appear the same. Once approved, which takes less than a second, the inmate can place his call. We believe that PIN-LOCK(R) is a significant enhancement to the security features of our inmate calling system.

     We record all PIN-LOCK(R) sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

  Automated Billing Inquiry Service and Other Billing Services

     Telecommunications fraud throughout the United States is estimated at over $4 billion. This fraud has focused telecommunication service providers on the bad debt expense associated with calls processed by their systems. The Corrections Division has developed a fraud service that identifies and controls higher risk users of inmate telecommunications services. Our Automated Billing Inquiry Service or "ABIS" combines our inmate calling system with a credit inquiry program. ABIS provides for daily, weekly, and monthly call limit reporting. It plays messages for the calling and called party advising them of their balances and instructing them on how to manage their credit problems. We utilize ABIS in with our Direct contracts and we are marketing these same fraud control services to our telecommunication service provider customers. Because of changes in the regulatory environment, our customers are increasingly affected by the problem of bad debt expense allocation and are looking for a solution to it that controls the fraud and bad debt while encouraging the increased use of inmate calling services. We believe ABIS is such a service. We use a trained staff of customer service representatives in our call center in Carrollton, Texas to verify payment history, determine appropriate credit levels and monitor outstanding debt balances. The integration with our inmate calling system allows us to take corrective action, which may include blocking all future calls. We anticipate using our nationwide frame-relay network as a part of our service delivery infrastructure that will help us provide these services on a real-time basis, cost-effectively.

     We record all ABIS sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

  Dial-tone Provisioning Services

     One of the largest technical requirements of our telecommunications service provider customers in the inmate calling industry is the provisioning of local dial tone. The telephone operations divisions of the telecommunications service provider most often provide this dial tone. However, we are aware of circumstances where that is not the most economical source of dial tone. As a nation-wide certified telecommunications carrier, we are uniquely positioned to be able to offer dial tone to our carrier customers as a service bundled with the other components of our inmate calling products and services.

     We have not sold any dial-tone provisioning services to date, but intend to market it in the future.

  Service Delivery and Support Infrastructure

NATIONAL SERVICE CENTER

     We operate a trouble-shooting help desk that is available 24 hours a day, seven days a week. Located at our headquarters in Englewood, Colorado, the National Service Center ("NSC") provides a single point of contact for all customers for remote diagnostic systems maintenance. Once a call is placed, the NSC Customer Service Analysts perform an initial problem diagnosis. In addition to remote repair capabilities, we also have a network of trained and experienced field support personnel who can perform on-site repairs and maintenance. This field consists of over 330 employees covering 44 states. We deploy our service administrators depending on several criteria, including the contract terms, the size of the facility, the feature set the facility requires (PIN versus non-PIN), the geographic proximity of our current service administrator force and the correctional facility contract requirements.

     Also located at our headquarters is the Network Operations Center ("NOC"). Our NOC provides remote system management and real-time system diagnostics across our wide area frame relay network. This system monitors the wide area network that connects many of our installed systems and provides for centralized collection of call and reporting data and real-time diagnostic information on the status of each major system component. We also use the network to process the on-line, real-time called number validation, process its call records and transmit administrative data between each location and headquarters. Call data are then formatted and provided to customers for their billing process. As part of the system calling process, we perform real-time billed number validation by querying an external database over the network to an on-line database. The NOC provides 24-hour a day, seven days a week system support.

WEB-BASED SERVICE DELIVERY

     The Corrections Division's Lock&Track(TM) and Contain(R) systems can be accessed from the Internet by correctional authorities. This access gives correctional authorities comprehensive management systems without the capital investment or on-going administration costs which would otherwise force them to use less feature-rich products or manage without and run less efficiently. We are positioned to offer the appropriate users of corrections related data the information they need to perform their responsibilities efficiently and effectively. For example, a corrections administrator is interested in incarceration information, a parole officer in parole information, but a judge may be interested in the entire history of the subject under scrutiny. We believe we are the only company providing this information to the customers who need it with no investment on the part of the customer beyond an internet capable PC and connectivity to us. This connectivity is already available in approximately 650 institutions across the country.

     The Corrections Division infrastructure can support Internet access, web site hosting, educational content for officers and inmates alike, law research facilities, and trust fund/commissary operations. In fiscal 2000 we intend to offer a complete suite of web-based corrections applications. Through this offering, we believe the Corrections Division can become a leading provider of web-based software and services that control information provided to all levels of the criminal justice system.

     PRICING

  Transaction-based Pricing

     Our Corrections Division's transaction-based pricing for our inmate calling system provides a recurring, usage-driven revenue stream. In a typical arrangement, we operate under long-term, site-specific contracts generally three to five years, with both a long-distance carrier and a local call provider. The customer pays transaction fees or a percentage of revenue for each call processed by us. The type of service performed and the total volume of calls processed for the customer during the monthly billing period determine the transaction fees. We bill these customers for transaction fees associated with calls processed during the previous month on net 30-day terms. We separately bill the customer for other network services required by the customer, such as on-line database queries performed as part of the collect call validation process, and for certain types of network access lines. We bill our Contain(R) products and services in a similar manner by using a charge per verification fee structure.

  Direct Call Provisioning

     Our Corrections Division also provides our inmate calling services directly as a certified telecommunications provider to correctional authorities or "Direct Customers". In a typical arrangement, we operate under long-term site-specific contracts, generally three to five years. We buy "wholesale" call services and re-sell such services as collect calls to the inmates' called parties. We use the services of third parties to bill our calls on the called party's local exchange carrier bill. We pay commissions on the gross billed revenue to the correctional facilities. The higher prices associated with billing the collect calls results in direct call provisioning services providing substantially higher revenue than transaction based pricing. However, because of commissions and other operating costs, including bad debt write-offs, the percentage gross margins from this line of business are lower than our transaction-based arrangements.

  Equipment Sales and Software Licensing

     We also sell our inmate calling system on a per unit price basis with software and maintenance provided and priced separately. This arrangement is primarily with only one customer. Our DRS product is also sold on a per unit basis or using a monthly lease payment.

     We license our Lock&Track(TM) product through various contractual relationships including system sales of hardware and software as well as transactional based fees for monthly services. The contractual arrangements often include component pricing for hardware, software, installation and design services, and post contract customer support.

     CUSTOMERS

  Service Providers

     Our Corrections Division provides our corrections products to specific correctional institutions and to telecommunications service providers such as AT&T, Bell Atlantic, SBC Communications, Inc. (including Ameritech), U S West, BellSouth, Sprint, GTE and other call providers. For the year ended December 31, 1999, revenue from the following customers accounted for the noted percentages of our total revenue:

AT&T........................................................  13%
Bell Atlantic...............................................  10%
SBC Communications..........................................  10%

     No other customer accounted for more than 10% of our total revenue in the same period. Our strategic relationships with our telecommunications service provider customers have resulted in several important benefits to us:

     - our Corrections Division services over 1,100 correctional facilities containing approximately 37% of the current U.S. inmate population

     - we are currently servicing all or a portion of 23 state departments of corrections as of December 31, 1999

     - we service state, federal, and county facilities in 46 states including 34 of the 50 largest counties based on inmate population

     - we believe we have the largest single sales force in the correction services industry

  Direct Customers

     Our Corrections Division also has generated significant revenue from its Direct Customers. For the year ended December 31, 1999, 38% of our total revenue was generated from agreements with Direct Customers to be the exclusive provider of telecommunications services to inmates within the facility. No single customer accounted for more than 10% of our direct call provisioning revenue. We are discussing with our telecommunications service provider customers the conversion of several Direct Customers to a transaction fee based model. We believe that these conversions, if implemented, would decrease our overall revenue, however, the converted sites would be more profitable.

  Lock&Track(TM) Customers

     Lock&Track(TM) is currently being used by the Oregon Department of Corrections in conjunction with numerous counties in Oregon, and by the City of Philadelphia, and most recently by Suffolk County, Massachusetts (Boston).

  Contain(R) Customers

     The Contain(R) product is used by approximately 15 community correction probation and parole agencies, including a program for the U.S. Probation and Pre-Trial Services Division of the federal government. We intend to market Contain(R) in the near future through distributor relationships which we believe should expand the acceptance of the product with less direct marketing by us.

     COMPETITION

     The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We compete directly with other suppliers of inmate call processing systems and other corrections related products that sell their products to our customers. These competitors include Evercom Inc., Global Tel*Link (a wholly owned subsidiary of Schlumberger Technologies, Inc.) and Science Dynamics Corporation. We also compete with some of these same companies that are teamed with various telecommunications service providers, including our current customers. The competition for our other products and services such as jail management and parolees systems includes companies such as BI, Inc., TRW, Inc., Science Applications International Corporation, Voicetrack Corporation, Ameritech Corporation, and FileNET Corporation.

     RESEARCH AND PRODUCT DEVELOPMENT

     We believe that the timely development of new products and enhancements to existing products is essential to maintain our competitive position. We conduct research and development to enhance existing products and to build new products, both complementary to the existing product line and in new functional areas. Our research and product development expenditures for the Corrections Division were approximately as follows:

Year Ended December 31, 1999............................  $4.2 million
Year Ended December 31, 1998............................  $2.4 million
Year Ended December 31, 1997............................  $2.1 million

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Internet Services Division

     MARKET DESCRIPTION

     The Internet has experienced dramatic growth, both in terms of the number of users and as a means of conducting business transactions, and is expected to continue to grow rapidly. International Data Corporation estimates that the number of Internet users will increase from 196 million in 1999 to 502 million in 2003. The Internet has created a public infrastructure that enables customers to market and sell their products and services through e-business applications. International Data Corporation estimates that the volume of commerce over the Internet will increase from approximately $111 billion in 1999 to approximately $1.3 trillion in 2003.

     PRODUCTS AND SERVICES

     Our new Internet Services Division was established as a separate subsidiary, T-NETIX Internet Services, Inc. in 1999. The Internet Services Division's primary function is to be a Global Service Provider (GSP) for our telecommunications customers. As a GSP to the Internet subscribers of US WEST ENTERPRISE America, Inc. (US WEST), a subsidiary of US WEST, Inc., we provide the inter-LATA Internet transport to US WEST's Internet subscribers through the assignment of contracts with Internet service providers, or ISPs, such as UUNET Technologies, Inc., Sprint Communications Company L. P., GTE Internetworking, Cable and Wireless and others. In conjunction with this service, we provide US WEST ordering and provisioning services, network operation, design, and capacity planning services. This GSP contract is for a term of the later of 16 months or until US WEST is allowed to provide these inter-LATA services directly to its subscribers by certain state regulatory entities. We receive monthly revenue from US WEST for retail, dial-up, ISDN, and dedicated service subscribers, and a monthly management fee for other services provided to US WEST.

     Our Internet Services Division positions us to offer similar services to other ISPs that may have similar regulatory requirements. In addition, the purchasing power afforded by our contracts with major backbone Internet access providers is a valuable commodity that we hope to use in future operations or resell to smaller ISPs. We plan to resell Internet access to various ISPs whose current capacity do not allow them individually to negotiate rates as economical as the Internet Services Division can provide. The Internet Services Division has currently under contract over 2,500 megabytes of Internet network transport capabilities. Our intent is to provide access design and provisioning directly to the customer premises. We believe this avoids expensive infrastructure implementations. Our planned services are designed to add network capacity and generate economies of scale to be realized as capacity increases. This allows us to keep operational costs low and prices competitive.

     We believe the Internet Services Division is positioned to integrate Internet access capabilities with Corrections Division's existing infrastructure, including our frame relay network. Our Corrections Division's web-based products, Lock&Track(TM) and Contain(R) are products that can benefit from our expansion of the capabilities in the Internet Services Division.

  Speaker Verification Division

     MARKET DESCRIPTION

     Technologies surrounding the use of speech as a data automation tool are common to a variety of industries. Speech recognition has become a common means of processing information in a significant number of service markets. The use of biometric technologies (those which use unique human characteristics such as fingerprints, hand, facial or eye images and voice) for personal identification are becoming more integrated with these information and data processing systems.

     SpeakEZ Voice Print(R) technology is proprietary software which compares the speech pattern of a current speaker with a stored digital voice print of the authorized person to confirm or reject claimed identity. A digital voice print for a user is created when a user enrolls in the speaker verification system. Enrollment consists of having the user speak a specific password several times. The user can select any phrase in any language for a password. This is one of the unique aspects about the SpeakEZ Voice Print(R) technology compared to most speaker verification technologies that require the user enroll with digits or a specific phrase that is not selected by the user. When authenticating with the speaker verification system, the user speaks the same password used during enrollment and the system will then compute a decision regarding authenticity of the user. The SpeakEZ Voice Print(R) technology uses a patented pattern recognition algorithm called the "Neural Tree Network" or "NTN". During enrollment, the NTN processes the input speech data from the enrolling user along with speech data from other users. The NTN learns which parts of the enrolling user's password are unique for that user and which parts are easily confused with data from other people. The NTN then uses this information during the verification phase to determine whether or not the speech came from the authentic user. The NTN is a unique component of the SpeakEZ Voice Print(R) technology.

     SpeakEZ Voice Print(R) has several competitive advantages: it does not require additional and expensive special purpose hardware to support the technology (SpeakEZ Voice Print(R) uses in-place microphones and sound cards) and it is not intrusive to the user. Because biometric technologies measure something that a person "is" rather than a piece of information or a piece of equipment a person "has", they lend themselves well to solving the many information needs associated with data and other information security. Specifically, speaker verification offers the optimal combination of accuracy, user-friendliness, (it is non-intrusive; natural), and value.

     PRODUCTS AND SERVICES

     SpeakEZ Voice Print(R) products are designed to be technically superior and cost effective forms of personal security. The marketing strategy centers around a licensing strategy that focuses on larger scale customers whom can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer or software application designer, would then be responsible for the product integration and ultimate delivery to the end user customer. The SpeakEZ Division's products do not currently, nor have they in the past, generated significant revenue. The products are primarily associated with computer and network security and are as follows:

     - VoicEntry I(sm) Screen Saver and VoicEntry II(sm) Secure Logon are alternatives to typed password protection for individual and shared computer users and are available for Windows95(R) and Windows 98(R) systems.

     - VeriNetWEB(sm) is a user verification product designed for Internet-based applications including electronic commerce and wireless electronic commerce applications.

     PRICING

     Pricing for the SpeakEZ Voice Print(R) technology is primarily based on the licensing of software to a large OEM or system integrator, or providing the system through a royalty agreement.

     CUSTOMERS

     The SpeakEZ Division markets its SpeakEZ Voice Print(R) technology through various marketing channels. These include leveraging off current strategic relationships with OEMs using distribution and sales agreements to deploy the technology to a variety of industries. We also have a long-standing installation with Intrust Bank, N.A. The SpeakEZ Division also has a distributor relationship with Sentry Systems, Inc., a developer of a turnkey Internet security systems for E-Commerce transactions.

     COMPETITION

     The market for speaker verification technology is just emerging. Our SpeakEZ Division competes with speaker verification providers and with established companies using technology such as speech recognition, interactive voice response and automated call distribution. These competitors include Lucent Technologies, ITT Industries, Phillips Electronics, Lernout and Hauspie Speech Products, Nuance Communications, and Veritel Corporation. We also face competition from a variety of biometric technology providers with products such as facial recognition, iris scan, retina scan and fingerprint technology. Additionally, the more traditional forms of verification, such as PINs and token technology are also a form of competition that is a barrier to the increased use of products like our SpeakEZ Voice Print(R) technology. We believe that our ability to compete for verification processing, depends on the performance of our technology, and the acceptance of voice related security products in general.

     RESEARCH AND PRODUCT DEVELOPMENT

     Research and development in the SpeakEZ Division is primarily focused upon improving the efficiency of the core software engine. Currently not as much time is spent on product integration as there was in past years. The new licensing strategy is designed to have other parties incur such integration costs. We maintain a staff of research professionals that we believe is necessary to maintain the software at a highly productive and competitive position. Our research and product development expenditures for the SpeakEZ Division were approximately as follows:

Year Ended December 31, 1999............................  $0.9 million
Year Ended December 31, 1998............................  $1.5 million
Year Ended December 31, 1997............................  $1.5 million

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  All Segments

     PATENTS AND OTHER PROPRIETARY RIGHTS

     We rely on a combination of patents, copyrights, and trade secrets to establish and protect our intellectual proprietary rights. We have been issued 7 patents relating to the architecture of our products. In addition, we have filed 7 U.S. patent applications relating to our products. We consider any patents issued to be a significant factor in enabling us to compete in the inmate calling industry. We believe our success is primarily dependent on the knowledge, ability and experience of our personnel, and our ongoing ability to develop viable products and services to meet our customers' needs. We have sought and received federal and state trademark protection for certain of our trademarks, including Strike Three!(TM) and T-NET(TM).

     As it relates to our SpeakEZ Voice Print(R) technology, Rutgers University had developed technology relating to speaker and speech recognition. Such technology centered around the verification of a speaker by comparison of spoken phrases to speech patterns stored on a computer. Rutgers entered into a license agreement with SpeakEZ to develop that technology, prior to our acquisition of SpeakEZ. We became a successor-in-interest to SpeakEZ's rights under the license agreement. We then negotiated with Rutgers an Assumed and Amended License Agreement in 1996. As a part of this agreement, the Company acquired exclusive worldwide rights under existing Rutgers' patents and patent applications, copyrights and software related to speaker and speech recognition developed by Rutgers. Several additional Rutgers-owned patent applications are pending. We have also filed for and received patent applications in our own name for further developments in this field.

     REGULATION

     We are primarily affected by regulation in the Corrections Division. However, the Internet Services Division also is affected. Our telecommunications service provider customers and we are subject to varying degrees of federal, state, and local regulation. Regulatory actions have impacted, and are likely to continue to impact, both our customers and us. For example, the adoption of regulations that would encourage additional competition in the business of our customers could have a material adverse effect on the amount of business done by such customers and the manner in which such business is done. A reduction in the amount of business done by our customers would have a material adverse impact on our revenue since such revenues are directly related to volumes of calls processed under our transaction fee pricing structure. Changes in the manner in which our customers conduct their business could have a material adverse impact on us if, as a result of such changes, our services and features were no longer needed or desired or if the we were not able to modify, or add to, our services in a way that meets the new market demands of our customers.

     The inmate calling market is regulated at the federal level by the FCC and at the state level by the public utilities commissions of various states. In addition, from time to time, Congress or the various state legislatures that affect the telecommunications industry generally and the inmate calling industry specifically may enact legislation. Court decisions interpreting applicable laws and regulations may also have a significant effect on the inmate calling industry. Changes in existing laws and regulations, as well as the adoption of new laws and regulations applicable to our activities or other telecommunications businesses, could have a material adverse effect on us.

  Federal Regulation

     Prior to 1996, the federal government's role in the regulation of the inmate calling industry was limited. The enactment of the Telecommunications Act of 1996 or the "Act", however, marked a significant change in scope of federal regulation of the inmate telephone service. Section 276 of the Act directed the FCC to implement rules to overhaul the regulation of the provisioning of pay phone service, which Congress defined to include the provisioning of inmate telephone service in correctional institutions. The Act (i) opens local exchange service to competition and preempts states from imposing barriers preventing such competition, (ii) imposes new unbundling and interconnection requirements on incumbent local exchange carrier networks, (iii) removes prohibitions on inter-LATA services and manufacturing if certain competitive conditions are met,
(iv) transfers any remaining requirements of the consent decree (including its nondiscrimination provisions) to the FCC's jurisdiction, (v) imposes requirements to conduct certain competitive activities only through structurally separate affiliates and (vi) eliminates many of the remaining cable and telephone company cross-ownership restrictions.

     Section 276 of the Act directed the FCC to require all incumbent local exchange carriers or "ILECs" to transfer their inmate telephone operations from their regulated accounts to the ILEC's unregulated accounts. Many aspects of the FCC's rules implementing Section 276 are currently the subject of requests for clarification or reconsideration by the FCC or in collateral proceedings. This legislation and related rulings will significantly change the competitive landscape of the telecommunications industry as a whole. For example, permitting the ILECs to provide long-distance service cause our ILEC customers to become direct competitors of AT&T, which in turn could adversely affect our relationships with all such customers. For example, our current relationship with AT&T may foreclose opportunities to provide long distance services to its current ILEC customers, if and when they enter the long-distance market. As a result, a loss of long-distance market share by AT&T could result in a corresponding loss of market share by us.

     On January 29, 1998 the FCC issued Order 98-7. This Order required that all called parties have the opportunity to receive a rate quote before accepting a collect call. These rate quotes are necessary for all public payphones and all inmate collect calling. Currently, our inmate calling systems provide such a feature.

  State Regulation

     The most significant state involvement in the regulation of inmate telephone service is the limit on the maximum rates that can be charged for intrastate collect calls set by most states, referred to as "rate ceilings". Since collect calls are generally the only kind of calls that can be made by inmates in correctional facilities, the state-imposed rate ceilings on those calls can have a significant effect on our business.

     The foregoing discussion does not describe all present and proposed federal, state and local regulations, legislation, and related judicial or administrative proceedings relating to the telecommunications industry and thereby affecting our business. The impact of increased competition on our operations will be influenced by the future actions of regulators and legislators who are increasingly advocating competition. While we would attempt to modify our customer relationships and our service offerings to meet the challenges resulting from changes in the telecommunications competitive environment, there is no assurance we will be able to do so.

     EMPLOYEES

     As of December 31, 1999, we employed 511 full-time equivalent employees. For our Corrections Division, the departmental classification of such employees was as follows: 31 engineering and product development personnel; 45 marketing and sales personnel; 84 finance, information systems and administrative personnel; 339 production, installation and field operations personnel. The Internet Services Division, shares technical resources from the telecommunications department of the Corrections Division. For our SpeakEZ Division, the departmental classification of such employees was as follows: 8 research and product development personnel; 2 marketing, sales and administrative personnel. None of our employees are represented by a labor union and we have experienced no work stoppages to date.

RISK FACTORS

     You should carefully consider the following information about risks, together with other information in this report, when evaluating our business. The risks described below are intended to highlight risks that are specific to us and are not the only ones we face. Additional risks and uncertainties, such as those that generally apply to our industries also may impair our business operations.

A SMALL NUMBER OF CUSTOMERS ACCOUNTED FOR A HIGH PERCENTAGE OF OUR REVENUE, THEREFORE, THE LOSS OF A MAJOR CUSTOMER COULD HARM OUR BUSINESS

     In the Corrections Division, a small number of customers account for a significant portion of our revenue. If we lose existing customers and do not replace them with new customers, our revenue will decrease and may not be sufficient to cover our costs. For the year ended December 31, 1999, AT&T, Bell Atlantic and SBC Communications, Inc. accounted for approximately 13%, 10% and 10%, respectively of our total revenue. In the Internet Services Division, a single customer, US WEST !NTERPRISE America, Inc., accounts for all of our Internet Services revenue. If we lose this customer and do not replace it with new customers, our revenue will decrease, we will be unable to continue this line of business and this could harm our business.

CHANGES IN GOVERNMENT TELECOMMUNICATIONS REGULATIONS COULD CAUSE REDUCED DEMANDS FOR OUR PRODUCTS AND SERVICES.

     In our Corrections Division, our telecommunications service provider customers and we are subject to varying degrees of federal, state, and local regulation. Regulatory actions have impacted, and are likely to continue to impact, both our customers and us. Regulatory actions may cause changes in the manner in which our customers or we conduct business. The products that we develop must comply with standards established by the Federal Communications Commission. A change in these standards may have a material adverse affect on our business, operating results, and financial condition. In the Internet Services Division, if state regulatory authorities grant our existing Internet service customer the ability to carry inter-LATA Internet services, the need for our Internet services could be extinguished and our existing contract would terminate.

WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The telecommunications industry, particularly the inmate calling market, is and can be expected to remain highly competitive. In our Corrections Division we compete directly against other suppliers of inmate call processing systems, such as private pay phone operators and manufacturers of call processing equipment. In addition, our customers and we jointly compete against other call providers to obtain contracts for inmate calling services. Finally, we may also compete against our customers who choose to use another call provider on a particular bid. Changes in regulations have affected the competitive dynamics within our industry. Increased competition may reduce the fees we charge, reduce margins and cause a loss of market share. As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which would have a material adverse affect on our business, operating results, and financial condition.

CHANGES IN TECHNOLOGY AND OUR ABILITY TO ENHANCE OUR EXISTING PRODUCTS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

     The markets for our products, especially the telecommunications industry, change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards, among other factors. To be competitive, we must develop and introduce product enhancements and new products, which increase our customers' and our ability to increase market share in the corrections industry. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly, or otherwise unmarketable. As a result, our success depends on our ability to timely innovate and integrate new technologies into our current products and services and to develop new products. In addition, as the telecommunications networks are modernized and evolve from analog-based to digital-based systems, certain features offered by us may diminish in value. Moreover, regulatory actions affecting the telecommunications industry may require significant upgrades to our current technology or may render our service offerings obsolete or commercially unattractive. We cannot guarantee that we will have sufficient technical, managerial or financial resources to develop or acquire new technology or to introduce new services or products that would meet our customers needs in a timely manner.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY AND ENSURE THAT OUR SYSTEMS ARE NOT INFRINGING ON OTHER COMPANIES

     Our success depends to a significant degree on our protection of our proprietary technology, particularly in the area of three-way call prevention. The unauthorized reproduction or other misappropriation or our proprietary technology could enable third parties to benefit from our technology without paying us for it. Although we have taken steps to protect our proprietary technology, they may be inadequate. We rely on a combination of patent and copyright law and non-disclosure agreements to establish and protect our proprietary rights in our systems. However, existing trade secret, copyright and trademark laws offer only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use trade secrets or other information we regard as proprietary. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings would be burdensome and expensive and could involve a high degree of risk.

     In addition, with respect to our intellectual property rights, we cannot be sure that a third party will not accuse us of infringement. Any claim of infringement could cause us to incur substantial costs defending against that claim, even if the claim is not valid, and could distract our management from our business. A party making a claim also could secure judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS AND SERVICES FAIL TO PERFORM OR BE PERFORMED PROPERLY

     Products as complex as ours may contain undetected errors or "bugs", which result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. Any failure of our systems could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in loss of data to us or our customers which could cause a loss of revenue, failure to achieve acceptance, diversion of development resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse affect on our market share and, in turn, our operating results and financial condition.

OUR FAILURE TO EFFECTIVELY INTEGRATE THE BUSINESSES WE HAVE ACQUIRED MAY ADVERSELY AFFECT OUR BUSINESS

     On June 14, 1999 we merged with Gateway Technologies, Inc. A failure to effectively integrate this business could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to consolidate the operations of Gateway with our operations in a manner that will achieve efficient operating results. In addition, there can be no assurance that we will be able to retain personnel from Gateway.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

     We incurred losses from continuing operations in the current year of $10.2 million and had a working capital deficit of $8.2 million at December 31, 1999. We received a waiver from our lenders relating to various covenant violations on our bank credit facility. In connection with the waiver, the lenders agreed to revise the existing covenant requirements if we can raise $7 million of additional financing, on or before April 14, 2000. The funds are required to be used to reduce the outstanding balance on the credit facility.

     We have taken steps to obtain the additional financing, on or before the deadline of April 14, 2000, by entering into term sheets to issue convertible preferred securities to a non-related party and subordinated debt instruments to one of our directors. We believe that we will complete the above financing arrangements in the time frame imposed by the lenders. Should we be unable to complete the financing arrangements or an alternative financing arrangement by the deadline currently imposed by the lenders, we would again breach our covenants and the lenders could commence immediate collection activity.

     In addition, we are taking steps to increase cash flow from operations and obtain additional financing to ensure that we are able to carry out our fiscal 2000 business plan. There can be no assurance that we will be successful in increasing our cash flow from operations or that additional financing will be available, or if available, will be obtained on acceptable terms. The financing may also dilute existing stockholders.

     If we cannot obtain adequate funds on acceptable terms, we may be unable to:

     - fund our working capital requirements;

     - fund anticipated new installations of inmate call processing systems and upgrades of existing systems;

     - take advantage of strategic opportunities;

     - respond to competitive pressures; and

     - develop or enhance our services.

     Any of these failures could adversely affect our profitability. If we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in approximately 38,000 square feet of leased office space in Englewood, Colorado. This lease terminates effective November 1, 2001. These facilities are suitable and adequate for our operations currently and through the end of the lease. We have options on up to 17,000 square feet of additional space at the current location, which are exercisable in 2001. Our Texas-based operations are located in over 26,000 square feet in a suburban Dallas office park. The premises are leased until September 30, 2002. We also lease approximately 13,000 square feet in Piscataway, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

     In a case brought in the First Judicial District Court of the State of New Mexico, styled Valdez v. State of New Mexico, et. al., the complaint joins as defendants the State of New Mexico, several political subdivisions of the State of New Mexico and several inmate telecommunications service providers, including T-NETIX and Gateway. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other New Mexico correctional facility. The complaint alleges violations of New Mexico Unfair Practices Act, the New Mexico Antitrust Act and the New Mexico Constitution, and also alleges unjust enrichment, constructive trust, economic compulsion, constructive fraud and illegality of contracts, all in connection with the provision of "collect only" inmate telecommunications services. Although management believes the likelihood of an unfavorable outcome is low, there can be no assurance that a judgment against a class of defendant providers will not ultimately be entered.

     On April 8, 1999, in the District Court of Dallas County 116th Judicial District, Gateway filed a lawsuit, as a shareholder of Telequip Labs, Inc. ("Telequip"), against Telequip, James Burton Hellwarth, and David Hellwarth. On March 23, 2000, Telequip filed a counterclaim against Gateway for tortious interference with contract, breach of contract, rescission, declaratory relief, violations of the Texas Free Enterprises and

Antitrust Act, conspiracy to monopolize, conversion of trade secrets, and business disparagement. We have not had sufficient time to investigate the merits of the counterclaims; however, we will vigorously defend the counterclaims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of the fiscal year on which this report is being made.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the Nasdaq Stock Market(sm) under the symbol "TNTX." The following table sets forth the range of quarterly high and low closing sale prices of our Common Stock, all as reported on the Nasdaq Stock Market(sm) for the two most recent fiscal years.

                                                               HIGH      LOW
                                                              ------    -----
Year Ended December 31, 1999
  Fourth quarter............................................  $ 7.13    $3.75
  Third quarter.............................................    6.25     4.38
  Second quarter............................................    6.88     4.88
  First quarter.............................................    7.13     4.75
Year Ended December 31, 1998
  Fourth quarter............................................  $11.00    $8.00
  Third quarter.............................................   13.88     9.38
  Second quarter............................................   11.00     8.38
  First quarter.............................................   11.00     6.88

     As of March 21, 2000, we had approximately 145 record holders of our common stock, and we estimate that as of that date there were 2,021 beneficial owners of our stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain our earnings, if any, to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data under the captions "Statement of Operations Data" and "Consolidated Balance Sheet Data" has been presented for each of the years in the five-year period ended December 31, 1999. The selected financial data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, are included elsewhere in this Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              1999       1998      1997       1996      1995
                                            --------    -------   -------    -------   -------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenue...........................    73,235     68,241    62,305     53,811    44,025
  Total expenses..........................    81,445     65,421    57,938     51,988    39,758
                                            --------    -------   -------    -------   -------
  Operating income (loss).................    (8,210)     2,820     4,367      1,823     4,267
  Merger transaction expenses.............    (1,017)        --        --         --        --
  Interest and other income (expense),
     net..................................    (2,137)    (2,354)   (1,583)      (912)     (305)
                                            --------    -------   -------    -------   -------
          Earnings (loss) before income
            taxes.........................   (11,364)       466     2,784        911     3,962
  Income tax benefit (expense)............     1,117       (196)   (1,039)       202      (379)
                                            --------    -------   -------    -------   -------
          Net earnings (loss).............  $(10,247)   $   270   $ 1,745    $ 1,113   $ 3,583
                                            ========    =======   =======    =======   =======
  Diluted earnings (loss) per common
     share................................  $  (0.82)   $  0.02   $  0.13    $  0.09   $  0.29
                                            ========    =======   =======    =======   =======
  Weighted average common shares
     outstanding -- diluted...............    12,511     12,930    12,988     12,453    12,310
                                            ========    =======   =======    =======   =======

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                              1999       1998      1997       1996      1995
                                             -------   --------   -------   --------   -------
                                                           (AMOUNT IN THOUSANDS)
BALANCE SHEET DATA:
  Total assets............................   $70,542   $ 65,479   $60,796   $ 53,941   $43,547
  Working capital deficit.................    (8,152)   (13,259)   (8,592)   (14,023)   (5,134)
  Total debt..............................    28,921     25,510    20,606     13,221    10,286
  Total liabilities.......................    48,441     35,875    30,219     26,375    21,284
  Stockholders' equity....................    22,101     29,604    29,977     26,966    21,663

     All periods have been restated to reflect our merger with Gateway Technologies, Inc., which was accounted for as a pooling of interests, and the change in our year-end to December 31. The Selected Financial Data for the year ended December 31, 1999 reflects the combined results of T-NETIX and Gateway for the entire year. The Statement of Operations Data for the years ended December 31, 1998, 1997, 1996 and 1995 reflects the results of operations of T-NETIX for the years ended July 31, 1998, 1997, 1996 and 1995, respectively, combined with that of Gateway for the years ended December 31, 1998, 1997, 1996 and 1995. The Balance Sheet Data as of December 31, 1998, 1997, 1996, and 1995 reflects the financial position of T-NETIX as of December 31, 1998, and July 31, 1997, 1996 and 1995 combined with the financial position of Gateway as of December 31, 1998, 1997, 1996 and 1995. See Note 1 of "Notes to Consolidated Financial Statements."

     As a result of T-NETIX and Gateway having different fiscal year ends prior to 1999, the results of operations of T-NETIX for the five month period ended December 31, 1998, have been excluded from the reported results of operations. The net loss for the period has been accounted for as an adjustment of the accumulated deficit at January 1, 1999. T-NETIX had revenue, expenses, and net loss of $15,041,000, $17,606,000, and $2,235,000, respectively, for the five month period ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of our financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors", which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections and Internet Service Division customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the ability to win new contracts for our products and services, including Lock & Track(TM), Contain(R) and the Internet Services Division, the successful integration of Gateway Technologies, Inc. into our business, our ability to penetrate the market for jail management systems, the ability to reduce expenditures in the SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996 that could affect our sales or pricing, the impact of competitive products and pricing particularly in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed herein.

OVERVIEW

  Acquisition of Gateway Technologies, Inc.

     On June 14, 1999, we completed our merger with Gateway Technologies, Inc. or "Gateway" by exchanging 3,672,234 shares of our common stock for all of the common stock of Gateway. Each share of Gateway was exchanged for 5.0375 shares of our common stock. In addition, outstanding Gateway stock options were converted at the same exchange rate into options to purchase approximately 379,000 shares of our common stock.

     The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated to include the combined results of operations, financial position and cash flows of T-NETIX and Gateway as though Gateway had always been a part of T-NETIX. The results of operations, financial position and cash flows for the years ended December 31, 1998 and 1997 reflect the results of operations and cash flows for T-NETIX for the year ended July 31, 1998 and 1997, respectively, combined with Gateway's results for the years ended December 31, 1998 and 1997. The consolidated balance sheet as of December 31, 1997 reflects the financial position of T-NETIX as of August 1, 1997 combined with the financial position of Gateway as of December 31, 1997.

     In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for their terminating a royalty agreement with Gateway. The royalty agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the royalty owners in exchange for royalty payments. The termination of the royalty owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, multiplied by the number of shares issued in exchange for termination of the royalty owners' interests. The intangible asset has an estimated useful life of 10 years, the remaining term of the underlying patent.

  Acquisition of Evans and Ricker, Inc.

     In October 1999, we completed an asset acquisition of Evans and Ricker, Inc. or "E&R", of Portland, Oregon for total consideration of $1.4 million. The assets included cash and accounts receivable. The remaining purchase price not allocated to these assets was allocated to goodwill. E&R specialize in software used to control and manage information for correctional facilities. E&R's product Lock&Track(TM) is a comprehensive relational database designed to handle the operational control and reporting needs of municipal, state, federal, and/or private correctional facilities. We plan to use our Corrections Division sales force to promote Lock&Track(TM) to correctional facilities and departments throughout the country. We expect that the current Corrections Division sales force will be adequate to promote Lock&Track(TM). In addition, we believe research and development expense in the Corrections Division will increase due to the addition of employees to support the Lock&Track(TM) product.

  Corrections Division

     In the Corrections Division we derive revenue from three main sources: telecommunications services, direct call provisioning and equipment sales. Each form of revenue has specific and varying operating costs associated with such revenue. Selling, general and administrative expenses, along with research and development and depreciation and amortization are common expenses regardless of the revenue generated.

     Telecommunications services revenue is generated under long-term contracts, which provide for transaction fees paid on a per-call basis. The per-call charge is primarily for the provisioning of specialized call processing services to telecommunications service providers for their customers, the correctional facilities. Such telecommunications service providers include AT&T, Bell Atlantic, US WEST, SBC Communications (including Ameritech), BellSouth, Sprint and GTE, and other telecommunications service providers. We are paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates.

     As a direct inmate call provider, we buy "wholesale" call services to be re-sold as collect calls. We use the services of third parties to bill the collect calls. We then enter into direct contracts with the correctional facilities and generally pay to the correctional facilities commissions on the gross billed revenue. The rates charged by us are consistent with the collect call rates charged by the incumbent local exchange carrier or "ILEC" in the same service area and the predominant interexchange carrier or "IXC". Since all calls originating from the inmate phones are collect calls, each phone generates higher-than-industry-average revenues. The uncertainty of the creditworthiness of the billed parties results however in a higher-than-industry-average uncollectible cost.

     Equipment sales and other revenue includes the sales of our inmate calling system and the DRS system. The sales of the inmate calling system are generally made to only one customer. We then charge monthly maintenance fees to keep the system operational. Sales to this customer can vary depending upon the success of the customer in winning contracts with correctional facilities.

     We experienced an increase in total revenue in 1999 from 1998 of approximately $5.0 million or an increase of 7% over 1998. However, we continue to experience reductions in call volumes that affect telecommunications services revenue and overall financial performance. We had a net reduction in call volume in 1999 of approximately 7% from 1998. We believe that the primary causes for the reductions are due to price increases by our telecommunications service provider customers to the end users. Additionally, reductions are also attributable to prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems. We will continue to market our products and services to other telecommunication service providers; however, we expect growth in call processing volumes and corresponding telecommunications services revenue will come predominantly from adding new systems for existing customers and from the sale of other corrections related products and services. Systems that are currently scheduled for installation are not expected to contribute to significant call volume increases until the later half of fiscal 2000 and on into fiscal 2001.

  Internet Services Division

     In December 1999, we entered into a master service agreement with US WEST !NTERPRISE America, Inc. to provide interLATA Internet services to US WEST customers. The contract, which commenced December 1, 1999, calls for us to buy, resell and process billing of Internet bandwidth to this customer. The contract with US WEST is for a minimum of sixteen months.

     We anticipate a significant increase in Internet Services revenue and related costs in fiscal 2000. We anticipate our gross margin on these services will range from 4% to 6%. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services. We have added three employees to perform the services under this contract, and their cost will be reflected in our selling, general and administrative expenses in future periods.

     Extension of the contract beyond the minimum sixteen-month period is dependent upon the regulatory approval process in various states. In the event that US WEST receives regulatory approval to provide inter-LATA telecommunications services during or after the initial sixteen month period, our Internet Services revenue could be reduced significantly or eliminated.

  Speaker Verification Division

     We completed consolidation of our SpeakEZ operations to our Englewood facility in February 1999. The reorganization included a change in marketing strategy from a direct customer sales strategy to a technology licensing strategy. A direct customer sales strategy markets a specifically developed software product to a specific, end user customer. The strategy is then to find other specific customers who have similar operating systems and market this product to these customers. In contrast, a technology licensing strategy focuses on a larger scale customer who can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer, would then be responsible for the product integration and ultimate delivery to the end user customer.

     Even with the changes in marketing strategy, there can be no assurance that the SpeakEZ products will achieve the necessary market acceptance or become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our voice print revenue has been minimal to date. There is no assurance that the SpeakEZ products will be commercially accepted or profitable in the future.

RESULTS OF OPERATIONS

  Current Operations

     We experienced a substantial net loss during 1999 of $10.2 million. The loss increased our accumulated deficit to $13.8 million. The 1999 net loss and increase in the accumulated deficit resulted primarily from the following items:

     - A reduction in gross margin from telecommunications services due primarily to a reduction in call volumes

     - A significant impairment of telecommunications assets due to a change in product strategy coincident with the merger with Gateway

     - An increase in research and development expense to bring new products to market

     - A charge for merger-related expenses

     We plan to continue to invest in new installations and anticipate a significant number of installations in the first part of 2000. These expenditures do not produce immediate profitability due to the long-term nature of our contracts, however, we believe these contracts will be contributing factors to future profitability. We have implemented a business plan that we believe will address operational efficiencies and result in improved margins.

     The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended December 31, 1999, 1998 and 1997.

                                                              1999    1998    1997
                                                              ----    ----    ----
Revenue:
  Telecommunications services...............................   53%     63%     64%
  Direct call provisioning..................................   38      33      30
  Equipment sales and other.................................    9       4       6
          Total revenue.....................................  100     100     100
Expenses:
  Operating costs and expenses..............................   63      55      53
  Selling, general and administrative.......................   19      20      19
  Research and development..................................    7       6       6
  Impairment of telecommunications assets...................    6      --      --
  Depreciation and amortization.............................   16      15      15
                                                              ---     ---     ---
     Operating income (loss)................................  (11)      4       7
  Merger transaction expenses...............................   (1)     --      --
  Interest and other income (expense), net..................   (3)     (3)     (2)
                                                              ---     ---     ---
     Earnings (loss) before income taxes....................  (15)      1       5
  Income tax (expense) benefit..............................    1      --      (2)
                                                              ---     ---     ---
          Net earnings (loss)...............................  (14)%     1%      3%
                                                              ===     ===     ===

     Total Revenue. Total revenue in 1999 was $73.2 million, an increase of 7% over $68.2 million in 1998. This increase was primarily attributable to an increase in direct call provisioning revenue and equipment sales offset in part by decreases in telecommunications services revenue. Total revenue in 1998 was $68.2 million, an increase of 10% over $62.3 million in 1997. This increase was attributable to an increase in telecommunications services revenue and direct call provisioning revenue offset in part by decreases in equipment sales.

     The 9% decrease in telecommunications services revenue to $39.3 million in 1999, from $43.1 million in 1998, was due primarily to a decrease in call volume at existing sites. The reduction in call volume is primarily due to price increases by our telecommunications provider customers to the end users. Additionally, reductions are also attributable to prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems. Telecommunications services revenue increased 9% in 1998 to $43.1 million, from $39.6 million in 1997. The reason for the increase was an increase in call volumes due to the addition of new call processing systems.

     Direct call provisioning revenue increased 21% to $27.5 million in 1999, from $22.7 million in 1998. This increase was due to the addition of sites for which we are provisioning the long distance service. The addition of sites is primarily a result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions. Direct call provisioning revenue increased 19% to $22.7 million in 1998, from $19.1 million in 1997. The increase again was due to an increase in the number of sites serviced.

     Equipment sales and other revenue increased 167% to $6.4 million for 1999 from $2.4 million in 1998 and decreased 34% to $2.4 million for 1998 from $3.6 million in 1997. The amounts in 1999 include approximately $1.5 million of revenue for our Internet Services Division. The contract producing this revenue became effective December 1999. The remaining portion of the increase is attributable to an increase in sales to one of our customers. This customer purchases our equipment for installation in correctional institutions and then pays us a monthly maintenance and support fee. Such sales are dependent upon the timing of installations with this customer and the customer's success rate in its territory. In addition, in 1999 we had a single sale of $1.1 million for our DRS product to a telecommunications service provider customer for a state department of corrections. The reduction in 1998 from 1997 is due primarily to the timing of purchases from this customer.

     We had SpeakEZ Voice Print(R) revenue of $93,000, $632,000 and $676,000 for 1999, 1998, and 1997, respectively. Such amounts are included in other revenue. The reduction in revenue is due to the change in strategy whereby small projects that were previously performed are no longer accepted. SpeakEZ Voice Print(R) revenue was derived primarily from the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and the impact of new competition.

     Operating costs and expenses. Total operating costs and expenses were $46.3 million in 1999, an increase of 22% from $37.9 million in 1998, which in turn was an increase of 15% from $33.0 million in 1997. The increases were primarily due to an increase in the amount of direct call provisioning expenses and cost of equipment sold and other expenses including Internet services expense.

     Operating costs and expenses of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs and expenses of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs and expenses associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Cost of equipment sold and other includes primarily the purchase price of equipment which is resold. Other equipment cost components were minimal. Also included are operating expenses for Internet Services that consists of Internet access costs. Voice print operating costs are also included and were for royalty charges, the cost of hardware and the cost of services.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended December 31, 1999, 1998 and 1997.

                                                              1999   1998   1997
                                                              ----   ----   ----
Operating costs and expenses:
  Telecommunications services...............................   45%    39%    39%
  Direct call provisioning..................................   91     88     86
  Cost of equipment sold and other..........................   56     35     36

     Operating costs and expenses associated with providing telecommunications services as a percentage of corresponding revenue was 45% in 1999, an increase from 39% in both 1998 and 1997. The increase in 1999 is primarily due to the reduction in telecommunications services revenue, primarily due to a reduction in call volumes, and increases in personnel costs, whereas the expense percentages in 1998 and 1997 remained consistent. Total telecommunications services operating expenses were $17.7 million, $17.0 million, and $15.3 million for 1999, 1998, and 1997, respectively. The increase from 1998 to 1999 was due primarily to increases in personnel costs. The increase from 1997 to 1998 was due primarily to personnel costs and communication costs applicable to the addition of new sites. We anticipate that we will continue to increase our personnel costs for our National Service Center, however, we believe this centralization of customer support will allow us to begin to reduce field operations costs. Direct call provisioning costs as a percentage of applicable revenue increased to 91% of revenue for 1999 from 88% in 1998 and 86% in 1997. The increase is primarily attributable to higher commission and telecommunications costs. Cost of equipment sold and other increased in 1999 from 1998 primarily due to the costs of Internet services, which were approximately 93% of Internet services revenue. In addition, the change in the revenue mix for equipment sales and voice print sales also contributed to the changes. The decrease in 1998 from 1997 is due to a change in the product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.8 million in 1999, compared to $13.4 million in 1998 and $11.8 million in 1997. Selling, general and administrative expenses associated with the Corrections Division were $13.0 million in 1999, $11.3 million in

1998 and $10.9 million in 1997. The increase in 1999 was primarily due to increases in salary and benefits for additional sales and marketing personnel and due from raises and cost of living adjustments for existing personnel. Other expenses, including travel and telecommunications cost increased due to the merger with Gateway and additional sales and marketing travel. Another component of the 1999 increase in selling, general and administrative expenses was professional services and consulting fees, which increased as a result of the implementation of a Year 2000 compliant internal accounting system. The increase in 1998 from 1997 was primarily attributable to salary expenses and other related personnel costs. We anticipate an increase in selling, general and administrative expenses due to an expansion of our sales and related support organizations in order to leverage new corrections products and the new market position established as a result of the merger with Gateway.

     Selling, general and administrative expenses for the SpeakEZ Division were $751,000 for 1999 a decrease from $2.1 million in 1998 and $938,000 in 1997. The decrease is due to the change in the SpeakEZ Division's organization in 1999 to reduce personnel and the marketing approach to a licensing approach versus a direct sales approach. We anticipate maintaining the current level of administrative costs associated with the SpeakEZ Division.

     Research and Development Expenses. Research and development expenses were $5.1 million in 1999, $3.9 million in 1998 and $3.6 million in 1997. Research and development expenses for the Corrections Division were $4.2 million in 1999, $2.4 million in 1998 and $2.1 million in 1997. The increases were primarily due to an increase in personnel expenses due to a reduction in the amount of such costs capitalized as software development costs. The Company expects research and development expense for the Corrections Division to continue to increase because of technical personnel needed to support new and existing products.

     Research and development expenses for the SpeakEZ Division were $882,000 for 1999, a decrease of 41% from $1.5 million in 1998 and 1997. The decrease in 1999 was a result of a reduction in personnel and the consolidation of the research facilities into the corporate headquarters. Research and development expenses for the SpeakEZ Division are expected to remain at present levels.

     Impairment of Telecommunications Assets. During 1999, we recorded an impairment of telecommunications assets of $4.6 million. Impaired telecommunications assets consisted of software development costs, construction in progress, and inmate calling platform assets. Two events indicated that the carrying value of certain equipment and intangible assets might not be recoverable. In September 1999, we completed an evaluation of the future viability of our new inmate calling platform ("DL Platform") which we had been developing over the past two years. The merger with Gateway allowed us to consider an alternative to the DL Platform. We determined that the Gateway ComBridge Platform ("ComBridge"), would be the platform to install for both new customers and upgrades of existing customers. However, over the last year, we had been awarded certain contracts where the DL Platform was to be deployed. Since we believe that it would not be cost effective to maintain and support two separate systems, we proceeded to renegotiate all existing contracts to install ComBridge instead of the DL Platform. During the quarter ended September 30, 1999, we successfully completed these negotiations. Due to the abandonment of the DL Platform, we no longer have any anticipated cash flow to support the carrying value of assets related to the DL Platform. Capitalized costs relating to the DL Platform included the software development costs, components (consisting primarily of telephony cards) and other supporting computer peripheral equipment. As a result, software development costs at December 31, 1999 were impaired by $2.0 million and certain components of construction in progress relating to these products were impaired by $1.6 million. This charge was applicable to the Corrections Division.

     In addition, we had deployed a version of our old inmate calling platform that resides in our customers' network locations. We have recently experienced a reduction in call volumes and revenues for this platform. The customer has indicated to us that it does not intend to use the platform as a source of future services. Additionally, since the platform was based on the predecessor to the DL Platform, there is not an upgrade path available for the platform. Any new feature or service offering would be evaluated based on the new ComBridge Platform. The reduction in call volumes caused the estimated fair value of these assets to be less than its existing book value. We estimated the fair value of these assets based on the discounted cash flows from each location. After consideration of minimal salvage value of these assets due to their specific use, we recorded an impairment charge of approximately $1.0 million. This charge was applicable to the Corrections Division.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $11.6 million in 1999, an increase from $10.2 million in 1998 and $9.5 million in 1997. The increase was due primarily to the amortization of intangible assets and goodwill of approximately $2.2 million in 1999, $1.1 million in 1998 and $940,000 in 1997. Depreciation and amortization expense for the SpeakEZ Division was $969,000, $924,000 and $705,000 for 1999, 1998 and
1997, respectively. We anticipate that depreciation expense will increase as new sites are added, however, it will be offset to the extent that equipment currently in use becomes fully depreciated.

     Merger Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to approximately $1.0 million in 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net was $2.1 million in 1999, a decrease from $2.4 million in 1998. Included in other income in 1999 is a gain of approximately $206,000 on the sale of used telecommunications equipment. Interest expense was $2.3 million in 1999, $2.4 million in 1998 and $1.6 million in 1997. The decrease in 1999 was attributable to a decrease in the average amount of indebtedness outstanding and a reduction in interest rates. The increase in 1998 over 1997 was attributable to an increase in the average amount of indebtedness outstanding during 1998 offset by a reduction in interest rates. The average debt balance increased primarily due to the increase in capital expenditures and business acquisitions.

TRANSITIONAL PERIOD FOR T-NETIX, INC.

     T-NETIX results of operations for the five month period ended December 31, 1998, have been excluded from the reported results of operations. The net loss for the period has been accounted for as an adjustment of the accumulated deficit at January 1, 1999. T-NETIX had revenue, expenses, and a net loss of $15.0 million, $17.6 million, and $2.2 million, respectively, for the five month period ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     We incurred losses from continuing operations in the current year of $10.2 million and had a working capital deficit of $8.2 million at December 31, 1999. We received a waiver from our lenders relating to various covenant violations on our bank credit facility. In connection with the waiver, the lenders agreed to revise the existing covenant requirements if we can raise $7 million of additional financing on or before April 14, 2000. The funds raised are required to be used to reduce the outstanding balance on the credit facility. These factors among others may indicate that we may not be able to meet our obligations as they become or due or we may have to significantly reduce installations and curtail other operations.

     We have taken steps to obtain the additional financing, on or before the deadline of April 14, 2000, by entering into term sheets to issue convertible preferred securities to a non-related party and subordinated debt instruments to one of our directors. We believe that we will complete the above financing arrangements in the time frame imposed by the lenders. Should we be unable to complete the financing arrangements or an alternative financing arrangement by the deadline currently imposed by the lenders, we would again be in breach of the loan agreement covenants and the lenders could commence immediate collection activity.

     In addition, we are taking steps to increase cash flow from operations and obtain additional financing to ensure that we are able to carry out our fiscal 2000 business plan. There can be no assurance that we will be successful in increasing our cash flow from operations or that additional financing will be available, or if available, will be obtained on acceptable terms.

     We present the following information for the years ended December 31, 1999, 1998, and 1997:

                                                      1999         1998        1997
                                                     -------     --------     -------
                                                          (AMOUNTS IN THOUSANDS)
Cash provided by operating activities..............  $12,216     $ 10,443     $ 2,581
Percentage increase (decrease).....................       13%         305%        (74)%
Working capital deficit............................  $(8,152)    $(13,259)    $(8,592)
Current ratio......................................     0.70         0.58        0.67

     We have historically relied upon commercial borrowings, operating cash flow and the sale of equity securities to fund our operations and capital needs. Cash provided by operations increased 13% to $12.2 million in 1999 from $10.4 million in 1998. The increase was primarily attributable to increases in accounts payable of $7.0 million and in accrued liabilities of $1.9 million, all offset by an increase in the net loss. Cash provided by operating activities increased in 1998 compared to 1997 due mainly to decreases in accounts receivable.

     Capital expenditures were $14.6 million in 1999 compared to $6.2 million in 1998 and $9.1 million in 1997. The 123% increase in capital spending was due to additional inmate calling system installations and upgrades to existing systems to comply with FCC orders. Investing activities for the year ended December 31, 1999 included $1.0 million primarily for capitalized computer software development costs. Additionally in 1999 we expended approximately $1.4 million for the purchase of Evans and Ricker, Inc. In 1998 and 1997, other investing activities of $2.5 million and $1.2 million, respectively included expenditures for investments in preferred stock, capitalized software development costs and patent defense costs. The 1998 total included $1.2 million for software development costs and $1.3 million for a preferred stock investment in Cell-Tel Monitoring, Inc.

  Debt and Equity

     We present the following information as of December 31, 1999, 1998 and 1997:

                                                           1999      1998      1997
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Total debt..............................................  $28,921   $25,510   $20,606
Stockholders' equity....................................  $22,101   $29,604   $29,977
Total capitalization....................................  $51,022   $55,114   $50,583
Debt to equity ratio....................................     1.31      0.86      0.69
Debt to capitalization ratio............................     0.57      0.46      0.41

     We have been funding our operations primarily from available borrowings under a line of credit and by using cash provided by operations. Due to our continued capital requirements and the merger with Gateway, in September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The Credit Facility provides for a maximum credit of $40 million, subject to restrictions based on financial covenant formulas. These restrictions based on the financial covenants and other conditions imposed by the banks reduced our maximum borrowings to $29 million at December 31, 1999. At December 31, 1999 we were in violation of certain covenants and we have received a waiver from our lenders relating to various covenant violations. In connection with the waiver, the lenders agreed to revise the existing covenant requirements if we can raise $7 million of additional financing on or before April 14, 2000. The funds raised are required to be used to reduce the outstanding balance on the Credit Facility. The amount of credit under the Credit facility available to us is dependent upon our financial performance and may be less than $40 million.

     We anticipate that our capital expenditures in 2000 will be consistent with 1999 based on our anticipated growth in installed systems at correctional facilities. We believe that we will need to obtain additional financing in order to supplement our Credit Facility and cash flows from operations in order for us to meet our anticipated cash needs for anticipated new installations of inmate call processing systems and upgrades of existing systems and to finance our operations for at least the next 12 months. In the event we do not get sufficient financing, current cash flows may not be sufficient for the planned level of installations and we may have to reduce the number of sites that we install. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June, 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133 -- An amendment of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk as discussed below.

  Interest Rate Risk

     We have current debt outstanding under a line of credit of $28,461,000 at December 31, 1999. Under the terms of the debt agreement the maximum credit available is $40,000,000 depending on certain financial covenant requirements. The loan bears interest at different rates, $25,000,000 at LIBOR plus 2.75% and the remaining balance at the prime rate, (8.5% at December 31, 1999). Interest on LIBOR rate loans is payable at the end of the interest period applicable to the loan but not longer than every three months. Interest on prime rate loans is payable every three months. Since the interest rates on the loans outstanding are variable and are reset periodically, we are exposed to interest rate risk. The terms of the bank dictate that $7 million of this credit facility is due April 14, 2000 with the remaining balance of the facility due April 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors and executive officers will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 11, 2000. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 11, 2000. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, our directors and our executive officers will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 11, 2000. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 11, 2000. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:

Independent Auditors' Report................................   F-
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................   F-
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............   F-
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................   F-
Notes to Consolidated Financial Statements..................   F-

         2. Financial Statement Schedules:

Independent Auditors' Report on Financial Statement Schedule
Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 1999, 1998 and 1997.

        3. Exhibit Index:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         (2.1)           -- Acquisition Agreement and Plan of Merger between
                            Registrant and SpeakEZ, Inc. dated October 11, 1995.****
         (2.2)           -- Agreement and Plan of Merger of T-NETIX and Gateway dated
                            February 10, 1999*****
         (3.1)           -- Articles of Amendment to the Articles of Incorporation of
                            Registrant****
         (3.2)           -- Amended and Restated Articles of Incorporation of
                            Registrant**
         (3.3)           -- Amended and Restated Bylaws of Registrant*
        (10.1)           -- 1991 Non-Qualified Stock Option Plan***
        (10.2)           -- Form of 1991 Non-Qualified Stock Option Agreement***
        (10.3)           -- 1991 Incentive Stock Option Plan***
        (10.4)           -- Form of 1991 Incentive Stock Option Agreement***
        (10.5)           -- 1993 Incentive Stock Option Plan***
        (10.6)           -- Form of 1993 Incentive Stock Option Agreement***
        (10.7)           -- Agreement between American Telephone and Telegraph
                            Company and Registrant dated November 1, 1991* (10.8)
                            Loan Agreement between Registrant and Bank One, Colorado
                            NA, COBANK, ACB, and INTRUST BANK, N.A., dated as of
                            September 9, 1999.
        (10.9)           -- Standard Industrial Lease between Pacifica Development
                            Properties, II LLC and Registrant dated April 15, 1996
                            and Amendment Number One thereto, dated May 20, 1996.****

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
        (10.10)          -- Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.
        (21)             -- Subsidiaries of Registrant*
        (23.1)           -- Consent of KPMG LLP
        (27)             -- Financial Data Schedule

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

 ***** Previously filed with the Commission as an exhibit to the Company's Proxy Statement dated May 10, 1999.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 29, 1999.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ ALVYN A. SCHOPP                   Chief Executive                  March 29, 2000
-----------------------------------------------------    Officer/Director
                   Alvyn A. Schopp

                 /s/ JOHN GIANNAULA                    Chief Accounting Officer         March 29, 2000
-----------------------------------------------------
                   John Giannaula

                /s/ DANIEL M. CARNEY                   Chairman of the Board/Director   March 29, 2000
-----------------------------------------------------
                  Daniel M. Carney

                 /s/ ROBERT A. GEIST                   Director                         March 29, 2000
-----------------------------------------------------
                   Robert A. Geist

                  /s/ JAMES L. MANN                    Director                         March 29, 2000
-----------------------------------------------------
                    James L. Mann

                 /s/ MARTIN T. HART                    Director                         March 29, 2000
-----------------------------------------------------
                   Martin T. Hart

                /s/ DANIEL J. TAYLOR                   Director                         March 29, 2000
-----------------------------------------------------
                  Daniel J. Taylor

                /s/ B. HOLT THRASHER                   Director                         March 29, 2000
-----------------------------------------------------
                  B. Holt Thrasher

                  /s/ W.P. BUCKTHAL                    Director                         March 29, 2000
-----------------------------------------------------
                    W.P. Buckthal

                 /s/ RICHARD E. CREE                   Director                         March 29, 2000
-----------------------------------------------------
                   Richard E. Cree

               /s/ JOHN H. BURBANK III                 Director                         March 29, 2000
-----------------------------------------------------
                 John H. Burbank III

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................   F-3
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............   F-4
Consolidated Statements of Cash for the Years Ended December
  31, 1999, 1998 and 1997...................................   F-5
Notes to Consolidated Financial Statements..................   F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
T-NETIX, Inc.:

     We have audited the accompanying consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T-NETIX, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Denver, Colorado
March 21, 2000

                         T-NETIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------   ---------
                                                              (AMOUNTS IN THOUSANDS)
                                       ASSETS

Cash and cash equivalents...................................   $    118     $   678
Accounts receivable, net (note 2)...........................     16,868      16,489
Prepaid expenses............................................      1,038       1,023
Inventories.................................................        710         269
                                                               --------     -------
          Total current assets..............................     18,734      18,459
Property and equipment, net (note 2)........................     33,858      31,498
Goodwill, net...............................................      6,401       5,824
Deferred tax asset..........................................      2,297         962
Intangible and other assets, net (note 2)...................      9,252       8,736
                                                               --------     -------
          Total assets......................................   $ 70,542     $65,479
                                                               ========     =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable..........................................   $ 11,914     $ 4,688
  Accrued liabilities (note 2)..............................      7,606       5,677
  Debt (note 5).............................................      7,366      21,353
                                                               --------     -------
          Total current liabilities.........................     26,886      31,718
  Long term debt (note 5)...................................     21,555       4,157
                                                               --------     -------
          Total liabilities.................................     48,441      35,875
Stockholders' equity (note 6):
  Preferred stock, $.01 stated value, 10,000,000 shares
     authorized; no shares issued...........................         --          --
  Common stock, $.01 stated value, 70,000,000 shares
     authorized; 12,699,400 and 12,225,634 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................        127         122
  Additional paid-in capital................................     35,791      33,052
  Accumulated deficit.......................................    (13,817)     (3,570)
                                                               --------     -------
          Total stockholders' equity........................     22,101      29,604
                                                               --------     -------
Commitments and contingencies (note 9)
Total liabilities and stockholders' equity..................   $ 70,542     $65,479
                                                               ========     =======

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenue:
  Telecommunications services...............................  $ 39,274    $43,089    $39,616
  Direct call provisioning..................................    27,517     22,736     19,051
  Equipment sales and other.................................     6,444      2,416      3,638
                                                              --------    -------    -------
          Total revenue.....................................    73,235     68,241     62,305
                                                              --------    -------    -------
Expenses:
  Operating costs and expenses:
     Telecommunications services............................    17,674     17,014     15,262
     Direct call provisioning...............................    25,032     20,048     16,462
     Cost of equipment sold and other.......................     3,615        848      1,298
                                                              --------    -------    -------
          Total operating costs and expenses................    46,321     37,910     33,022
  Selling, general and administrative.......................    13,794     13,401     11,816
  Research and development..................................     5,078      3,936      3,554
  Impairment of telecommunications assets...................     4,632         --         --
  Depreciation and amortization.............................    11,620     10,174      9,546
                                                              --------    -------    -------
          Total expenses....................................    81,445     65,421     57,938
                                                              --------    -------    -------
          Operating income (loss)...........................    (8,210)     2,820      4,367
Merger transaction expenses.................................    (1,017)        --         --
Interest and other income (expense), net....................    (2,137)    (2,354)    (1,583)
                                                              --------    -------    -------
          Earnings (loss) before income taxes...............   (11,364)       466      2,784
Income tax benefit (expense) (note 8).......................     1,117       (196)    (1,039)
                                                              --------    -------    -------
Net earnings (loss).........................................  $(10,247)   $   270    $ 1,745
                                                              ========    =======    =======
Basic earnings(loss) per common share.......................  $  (0.82)   $  0.02    $  0.15
                                                              ========    =======    =======
Diluted earnings (loss) per common share....................  $  (0.82)   $  0.02    $  0.13
                                                              ========    =======    =======
Weighted average common shares -- basic.....................    12,511     12,172     11,909
                                                              ========    =======    =======
Weighted average common shares -- diluted...................    12,511     12,930     12,988
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                COMMON STOCK     ADDITIONAL                     TOTAL
                                               ---------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                               SHARES   AMOUNT    CAPITAL       DEFICIT        EQUITY
                                               ------   ------   ----------   -----------   -------------
                                                                 (AMOUNTS IN THOUSANDS)
BALANCES AT JANUARY 1, 1997..................  11,505    $115     $30,130      $ (3,279)      $ 26,966
Common stock issued upon exercise of stock
  options....................................     155       2         204            --            206
Common stock issued in business
  acquisition................................       8      --          94            --             94
Common stock issued for cash.................     202       2         598            --            600
Dividends paid to preferred stockholders.....      --      --          --           (36)           (36)
Tax benefit from stock options exercised
  (note 8)...................................      --      --         402            --            402
Net earnings.................................      --      --          --         1,745          1,745
                                               ------    ----     -------      --------       --------
BALANCES AT DECEMBER 31, 1997................  11,870     119      31,428        (1,570)        29,977
Common stock issued upon exercise of stock
  options....................................     230       2         819            --            821
Conversion of preferred stock................     149       1         592            --            593
Purchase of treasury stock...................     (32)     --         (98)          (26)          (124)
Stock compensation...........................      --      --          75            --             75
Dividends paid to preferred stockholders.....      --      --          --            (9)            (9)
Tax benefit from stock options exercised
  (note 8)...................................      --      --         198            --            198
Adjustments to conform year ends of combined
  companies..................................       9      --          38        (2,235)        (2,197)
Net earnings.................................      --      --          --           270            270
                                               ------    ----     -------      --------       --------
BALANCES AT DECEMBER 31, 1998................  12,226     122      33,052        (3,570)        29,604
Common stock issued upon exercise of stock
  options....................................      98       1         256            --            257
Common stock issued for intangible asset
  (note 3)...................................     375       4       2,483            --          2,487
Net loss.....................................      --      --          --       (10,247)       (10,247)
                                               ------    ----     -------      --------       --------
BALANCES AT DECEMBER 31, 1999................  12,699    $127     $35,791      $(13,817)      $ 22,101
                                               ======    ====     =======      ========       ========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
Net earnings (loss).........................................  $(10,247)  $    270   $  1,745
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................    11,620     10,174      9,546
  Impairment loss and investment write-off..................     4,632        600         --
  Deferred income tax expense (benefit).....................    (1,117)        15        570
  Loss (gain) on sale of property and equipment.............      (206)       (83)         6
  Stock compensation expense................................        --         75         --
  Changes in operating assets and liabilities:
     Change in accounts receivable, net.....................      (263)     1,680     (5,306)
     Change in prepaid expenses.............................       (48)      (678)      (146)
     Change in inventory....................................      (441)      (164)        15
     Change in intangibles and other assets.................      (593)      (227)      (371)
     Change in accounts payable.............................     6,972       (549)    (4,834)
     Change in accrued liabilities..........................     1,907       (670)     1,356
                                                              --------   --------   --------
       Cash provided by operating activities................    12,216     10,443      2,581
                                                              --------   --------   --------
Cash used in investing activities:
  Capital expenditures......................................   (14,560)    (6,190)    (9,061)
  Acquisition of business or business assets................    (1,377)    (2,679)      (175)
  Proceeds from disposal or property and equipment..........       473        121         13
  Other investing activities................................      (980)    (2,460)    (1,208)
                                                              --------   --------   --------
       Cash used in investing activities....................   (16,444)   (11,208)   (10,431)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net proceeds (payments) under line of credit..............    11,489     (2,318)     6,765
  Payments of debt..........................................    (8,078)    (3,064)    (3,396)
  Proceeds from debt........................................        --      5,731      3,722
  Common stock issued for cash under option plans...........       257        821        206
  Common stock issued for cash..............................        --         --        600
  Treasury stock purchased..................................        --       (124)        --
  Dividends on preferred stock..............................        --         (9)       (36)
  Redemption on preferred stock.............................        --         (7)        --
                                                              --------   --------   --------
       Cash provided by (used in ) financing activities.....     3,668      1,030      7,861
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........      (560)       265         11
Adjustment to conform year ends of combined companies.......        --         48         --
Cash and cash equivalents at beginning of year..............       678        365        354
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $    118   $    678   $    365
                                                              ========   ========   ========
Cash paid for interest......................................  $  2,568   $  1,773   $  1,502
                                                              ========   ========   ========
Cash paid for income taxes..................................  $    217   $    622   $     95
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General

     T-NETIX, Inc. and subsidiaries ("T-NETIX" or the "Company") was incorporated in Colorado in 1986. The Company has three reportable segments the Corrections Division, the Internet Services Division and the SpeakEZ Division ("SpeakEZ").

     The Corrections Division primarily manages its specialized telecommunications hardware and software systems for long distance and local exchange carriers on a contractual basis. The long distance and local exchange carriers in turn pay a fee per call to the Company for each billable call made from a phone subject to a contract with the Company. The Company also receives revenue from billing collect calls made from correctional facilities in which the Company's specialized telecommunications hardware and software systems are located. The Internet Services Division provides interLATA Internet services to Internet subscribers and buys and resells Internet bandwidth. SpeakEZ engages in the research and development and sales and marketing of speaker verification technology.

  Basis of Presentation

     On June 14, 1999, the Company completed a merger with Gateway Technologies, Inc. ("Gateway"), a privately held provider of inmate calling services. As a result of the merger, Gateway became a wholly owned subsidiary of the Company. Prior to the merger, the Company changed its year-end from July 31 to December
31. Gateway's year-end was December 31.

     The merger was accounted for as a pooling of interests. As a result, the Company's financial statements have been restated to combine Gateway's financial statements as if the merger had occurred at the beginning of the earliest period presented. Information concerning common stock and per share data has been restated on an equivalent share basis.

     The consolidated statements of operations and cash flows for the years ended December 31, 1998 and 1997 have been recast to reflect the results of operations and cash flows for T-NETIX for the years ended July 31, 1998 and 1997, respectively, combined with Gateway for the years ended December 31, 1998 and 1997.

     As a result of T-NETIX and Gateway having different fiscal year ends prior to 1999, the results of operations of T-NETIX for the five month period ended December 31, 1998, have been excluded from the reported results of operations. The net loss for the period and common stock transactions during that period have been accounted for as an adjustment of stockholders' equity at January 1, 1999. T-NETIX had revenue, expenses, and net loss of $15,041,000, $17,606,000, and $2,235,000, respectively, for the five month period ended December 31, 1998.

  Liquidity

     The Company incurred losses from continuing operations in the current year of $10.2 million and had a working capital deficit of $8.2 million at December 31, 1999. The Company received a waiver from its lenders relating to various covenant violations on its bank credit facility. In connection with the waiver, the lenders agreed to revise the existing covenant requirements if the Company can raise $7 million of additional financing on or before April 14, 2000. The funds raised are required to be used to reduce the outstanding balance on the credit facility. These factors among others may indicate that the Company may not be able to meet its obligations as they become due or the Company may have to significantly reduce installations and curtail other operations.

                         T-NETIX, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The Company has taken steps to obtain the additional financing, on or before the deadline of April 14, 2000, by entering into term sheets to issue convertible preferred securities to a non-related party and subordinated debt instruments to one of the Company's directors. Management believes that they will complete the above financing arrangements in the time frame imposed by the lenders. Should the Company be unable to complete the financing arrangements or an alternative financing arrangement by the deadline currently imposed by the lenders, the Company would again be in breach of the loan agreement covenants and the lenders could commence immediate collection activity.

     In addition, the Company is taking steps to increase cash flow from operations and obtain additional financing to ensure that the Company is able to carry out its fiscal 2000 business plan. There can be no assurance that the Company will be successful in increasing its cash flow from operations or that additional financing will be available, or if available, will be obtained on acceptable terms.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Risks and Uncertainties

     A majority of the Company's revenue is generated from services provided to significant telecommunications customers. The loss of a major customer could affect operating results adversely.

  Cash Equivalents

     Cash equivalents consist of highly liquid investments, such as certificates of deposit and money market funds, with original maturities of 90 days or less.

  Fair Value of Financial Instruments

     The reported amounts of the Company's financial instruments including cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The reported amounts of debt approximate fair value due to market interest rates that these debts bear.

  Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's revenue is primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable from 5 customers that comprised 28% and 31% of total trade accounts receivable at December 31, 1999 and 1998, respectively. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses. An allowance for doubtful accounts has been established based

                         T-NETIX, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on historical experience and management's evaluation of outstanding accounts receivable at the end of the accounting period.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.

  Property and Equipment

     Property and equipment is stated at cost, including costs necessary to place such property and equipment in service. Major renewals and improvements are capitalized, while repairs and maintenance are charged to operations as incurred.

     Construction in progress represents the cost of material purchases and construction costs, including interest capitalized during construction, for telecommunications hardware systems in various stages of completion. During the years ended December 31, 1999, 1998 and 1997, interest capitalized was insignificant.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 7 years for telecommunications equipment and 5 to 10 years for office equipment. No depreciation is recorded on construction in progress until the asset is placed in service.

  Intangible and Other Assets

     Other assets include intellectual property assets, capitalized computer software, patent defense and application costs, deposits and long-term prepayments and other intangible assets. Patents and intangible assets are stated at cost. Amortization is computed on the straight-line basis over 17 years for patent costs and periods ranging from 3 to 7 years for other intangibles. Amortization charged to expense was $1,500,000, $936,000, and $796,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Goodwill

     Goodwill, representing the excess of the cost over the net tangible and identifiable assets of the acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited 5 to 10 years. On an annual basis, the Company reviews the recoverability of goodwill based primarily on an analysis of undiscounted cash flows from the acquired business. Accumulated amortization amounted to $1,103,000 and $364,000 at December 31, 1999 and 1998, respectively.

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

     During the year ended December 31, 1999, the Company recorded an impairment charge of telecommunications assets of $4,632,000. Impaired telecommunications assets consisted of software development costs, construction in progress, and inmate calling platform assets. Two events occurred in 1999 indicated that the carrying value of certain equipment and intangible assets may not be recoverable.

                         T-NETIX, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In September, 1999, the Company completed an evaluation of the future viability of its new inmate calling platform ("DL Platform") which it had been developing over the past two years. The merger with Gateway allowed the Company to consider an alternative to the DL Platform. The Company determined that the Gateway ComBridge Platform ("ComBridge"), would be the platform to install for both new customers and upgrades of existing customers. However, over the last year the Company had been awarded certain contracts where the DL Platform was to be deployed. Since the Company believes that it would not be cost effective to maintain and support two separate systems, the Company proceeded to renegotiate all existing contracts to install ComBridge instead of the DL Platform. During the quarter ended September 30, 1999, the Company successfully completed these negotiations. Due to the abandonment of the DL Platform, the Company no longer has any anticipated cash flow to support the carrying value of assets related to the DL Platform. Capitalized costs relating to the DL Platform included software development costs, components (consisting of primarily telephony cards) and other supporting computer peripheral equipment. The estimated impairment, being the excess of the carrying amounts over the respective estimated fair value of these assets, is approximately $3,669,000 for the year ended December 31, 1999. As a result, software development costs at December 31, 1999 were impaired by $2,093,000 and construction in progress relating to these products was impaired by $1,576,000. All of these charges are applicable to the Corrections Division.

     In addition, the Company deployed a version of its old inmate calling platform that resides in its customer's network locations. The Company has recently experienced a reduction in call volumes and revenues for this platform. The customer has indicated to the Company that it does not intend to use the platform as a source of future services. Additionally, since the platform was based on the predecessor to the DL Platform, there is not an upgrade path available for the new platform. Any new feature or service offering would be evaluated based on the new ComBridge Platform. The reduction in call volumes caused the estimated fair value of these assets to be less than the existing book value. The Company estimated the fair value of these assets based on the discounted cash flows from each service location. After consideration of minimal salvage value of these assets due to their specific use, the Company recorded an impairment charge of approximately $963,000. This charge was applicable to the Corrections Division.

  Revenue Recognition

     Revenue and expenses from telecommunications services and direct call provisioning are recognized at the time the telephone call is completed. Provision is made for uncollectible accounts in the period direct call provisioning revenue is recorded. Revenue from equipment sales is recognized when the equipment is shipped to customers. Internet services are recognized as the services are provided. The Company records deferred revenue for advance billings to customers, or prepayments by customers prior to the completion of installation or prior to the provision of contractual bandwidth usage.

     The Company recognizes revenue from the sale of computer software in accordance with the American Institute of Certified Public Accountants ("AICPA"), Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4").

     SOP 97-2 and SOP 98-4 generally require revenue earned on software arrangements involving multiple elements (i.e. software products, upgrades/enhancements, post contract customers support, installation, training , etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be recognized upon delivery of the products. The revenue allocated to post contract customer support generally is recognized ratably over the term of the support and the revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If a vendor does not have evidence of the fair value of all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

                         T-NETIX, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In December 1998, the AICPA issued Statement of Position 98-9, "Modification of 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 requires the use of the "residual method" for recognition of revenue when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The Company believes the adoption of SOP 98-9 will not have a material effect on its consolidated financial statements, results of operations or financial condition.

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

     The American Institute of Certified Public Accountants ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use ("SOP 98-1") provides guidance for the accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs. There were no such costs capitalized pursuant to SOP 98-1 at December 31, 1999 and 1998.

  401(k) Plan

     The Company established a 401(k) plan for all of its full time employees effective January 1, 1994. In June 1998, the Company implemented a matching program. The program calls for the Company to match 25% of an employee's contribution up to 6% of the individual employee's total salary. Matching contributions and plan expenses were $111,000 for the year ended December 31, 1999 and were not significant for the year ended December 31, 1998.

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

  Earnings (Loss) Per Common Share

     Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the year ended December 31, 1999,

                         T-NETIX, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
375,000 common stock equivalents were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive. For the years ended December 31, 1998 and 1997 diluted common and common equivalent shares outstanding includes 758,000 and 1,080,000, respectively of common share equivalents, consisting of stock options, determined under the treasury stock method.

  Stock Compensation

     The Company accounts for employee stock options under the provisions APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires pro forma disclosure of compensation expense using a fair value based method of accounting for stock-based compensation plans.

  Comprehensive Income

     Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," (SFAS 130) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with stockholders ("comprehensive income"). Comprehensive income is the total of the net income
(loss) and all other non-owner changes in equity. For the year ended December 31, 1999, 1998 and 1997, the Company's comprehensive earnings (loss) was equal to net earnings (loss).

  Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June, 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133 -- An amendment of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

  Reclassification

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

                         T-NETIX, INC. AND SUBSIDIARIES

(2) BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Accounts receivable, net:
  Trade accounts receivable.................................   $11,797      $10,963
  Direct call provisioning receivable.......................     7,268        6,190
  Customer reimbursable receivable..........................     1,161          785
  Other receivables.........................................       231          547
                                                               -------      -------
                                                                20,457       18,485
     Less: Allowance for doubtful accounts..................    (3,589)      (1,996)
                                                               -------      -------
                                                               $16,868      $16,489
                                                               =======      =======

     Bad debt expense was $4,981,000, $4,930,000, and $3,785,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Property and equipment, net:
  Telecommunications equipment..............................   $ 55,487     $ 52,075
  Construction in progress..................................      7,341        5,011
  Office equipment..........................................      9,169        7,326
                                                               --------     --------
                                                                 71,997       64,412
     Less: Accumulated depreciation and amortization........    (38,139)     (32,914)
                                                               --------     --------
                                                               $ 33,858     $ 31,498
                                                               ========     ========

     Intangible and other assets consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Intangible and other assets, net:
  Patent license rights.....................................   $ 3,325      $ 3,325
  Purchased technology assets...............................     2,487           --
  Capitalized software development costs....................       651        1,821
  Acquired software technologies............................     1,783        1,726
  Patent defense and application costs......................     2,583        2,525
  Deposits and long-term prepayments........................     1,183          505
  Other.....................................................     1,649        1,793
                                                               -------      -------
                                                                13,661       11,695
     Less: Accumulated amortization.........................    (4,409)      (2,959)
                                                               -------      -------
                                                               $ 9,252      $ 8,736
                                                               =======      =======

                         T-NETIX, INC. AND SUBSIDIARIES

(2) BALANCE SHEET COMPONENTS -- (CONTINUED)
     Accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (AMOUNTS IN THOUSANDS)
Accrued liabilities:
  Deferred revenue and customer advances....................   $2,114        $1,228
  Compensation related......................................    1,175         1,292
  Other.....................................................    4,317         3,157
                                                               ------        ------
                                                               $7,606        $5,677
                                                               ======        ======

(3) MERGERS AND ACQUISITIONS

  Gateway

     On June 14, 1999, the Company completed a merger with Gateway, by exchanging 3,672,234 shares of its common stock for all of the common stock of Gateway. Each share of Gateway was exchanged for 5.0375 shares of T-NETIX common stock. Outstanding Gateway stock options were also converted at the same exchange factor into options to purchase approximately 379,000 shares of T-NETIX common stock.

     In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for terminating a royalty agreement. The royalty agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the royalty owners in exchange for royalty payments. The termination of the royalty owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, times the number of shares issued in exchange for termination of the royalty owners' interests. The intangible asset has been recorded in patent license rights and has an estimated useful life of 10 years, the remaining term of the underlying patent.

     Selected financial data of T-NETIX and Gateway, prior to the merger were as follows:

                                                                          YEARS ENDED
                                                  THREE MONTHS ENDED     DECEMBER 31,
                                                      MARCH 31,        -----------------
                                                         1999           1998      1997
                                                  ------------------   -------   -------
                                                          (AMOUNTS IN THOUSANDS)
Revenue:
  T-NETIX.......................................       $ 8,669         $38,008   $36,292
  Gateway.......................................         9,115          30,233    26,013
                                                       -------         -------   -------
     Combined...................................       $17,784         $68,241   $62,305
                                                       =======         =======   =======
Net earnings (loss):
  T-NETIX.......................................       $(1,077)        $   394   $   591
  Gateway.......................................           245            (124)    1,154
                                                       -------         -------   -------
     Combined...................................       $  (832)        $   270   $ 1,745
                                                       =======         =======   =======

     Transactions between T-NETIX and Gateway prior to the merger consisted of revenue from a cross-licensing agreement. All such amounts have been eliminated in the restated consolidated financial statements. There were no material adjustments required to conform the accounting policies of the two companies.

                         T-NETIX, INC. AND SUBSIDIARIES

(3) MERGERS AND ACQUISITIONS -- (CONTINUED)
Certain reclassifications were made to the Gateway financial statements to conform to T-NETIX's presentations.

     In connection with the merger, the Company incurred merger transaction expenses of $1,017,000 for the year ended December 31, 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

  Evans and Ricker Acquisition

     Effective October 28, 1999, the Company completed the acquisition of substantially all of the assets of Evans and Ricker ("E&R"), of Portland, Oregon. E&R specialize in software used to control and manage information for correctional facilities. E&R's product, Lock and Track Corrections Information System ("Lock & Track(TM)") is a comprehensive relational database designed to handle the operational control and reporting needs of municipal, state, federal, and/or private correctional facilities. The purchase price was approximately $1.4 million including acquisition costs. The acquisition has been accounted for using the purchase method of accounting. The results of operations associated with the assets acquired are included in the Company's financial statements beginning November 1, 1999. Assets acquired and liabilities assumed have been recorded at their fair values. The assets acquired were cash, accounts receivable and intangibles. The estimated excess of cost over the estimated fair value of the net assets acquired of approximately $1.3 million was allocated principally to goodwill, which will be amortized on a straight line basis over 7 years. The remaining net assets acquired were primarily current assets (cash and accounts receivable) net of current liabilities (accounts payable and accrued liabilities). The acquisition was funded by borrowings under the Company's line of credit. Pro forma information giving effect to this acquisition has been omitted as the pro forma results do not vary materially from the Company's recorded results, as E&R's operations were not significant in 1998 or 1997.

(4) SPEAKEZ OPERATIONS

     In December 1998, the Company began an evaluation of the SpeakEZ Division and determined that the best course of action was to combine its research and development operations previously located in New Jersey with its corporate operations in Englewood, Colorado. This change coincided with the resignation of the Company's former chief executive officer on December 9, 1998. This individual spent a majority of his time in the SpeakEZ Division. For the five months ended December 31, 1998, the Company charged the cost of the severance agreement or approximately $240,000 to SpeakEZ selling, general and administrative expense.

     The Company completed the reorganization of SpeakEZ operations in February 1999. The reorganization also included a change in the marketing strategy from a direct customer sales strategy to a technology licensing strategy. A direct customer sales strategy markets a specifically developed software product to a specific, end user customer. The strategy is then to find other specific customers who have similar operating systems and market this product to them. In contrast, a technology licensing strategy focuses on a larger scale customer who can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer, is then responsible for the product integration and ultimate delivery to the end user customer.

     The change in marketing approach noted above required the Company to evaluate future marketability of all products in the SpeakEZ Division. As a result of this evaluation, management, determined that the capitalized cost for SpeakEZ products, some of which would no longer be marketed, exceeded their estimated realizable value. For the five months ended December 31, 1998, the Company incurred a charge of $490,000 for a reduction in the carrying value of such capitalized costs to their estimated net realizable value.

                         T-NETIX, INC. AND SUBSIDIARIES

(4) SPEAKEZ OPERATIONS (CONTINUED)
     The Company also recognized a loss in the SpeakEZ Division on a note receivable made to a venture partner for $300,000. In December 1998, the venture partner notified the Company that its plans to raise capital prior to January 1999 were not progressing according to plan and as a result it would not be able to meet its obligations as they became due.

(5) DEBT

     Debt at December 31, 1999 and 1998 is summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Debt:
  Bank lines of credit......................................   $28,461      $16,972
  Advances on direct call processing........................        --        2,531
  Notes payable to stockholders.............................        --        4,800
  Notes payable to banks....................................        --          625
  Other.....................................................       460          582
                                                               -------      -------
                                                                28,921       25,510
     Less current portion...................................     7,366       21,353
                                                               -------      -------
     Non current portion....................................   $21,555      $ 4,157
                                                               =======      =======

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provides for maximum credit of $40,000,000 subject to limitations based on financial covenant calculations. The Credit Facility is comprised of a one year LIBOR component of $15,000,000 at an interest rate of LIBOR plus 2.75% at December 31, 1999; a three month LIBOR component of $10,000,000 at an interest rate of LIBOR plus 2.75% at December 31, 1999; and $3,461,000 at the Bank's prime rate, 8.5% at December 31, 1999. As of December 31, 1999, the interest rate on borrowings under the line of credit ranged from 8.50% to 8.87%. The Company also pays a fee of 0.30% per annum on the unused portion of the line of credit.

     The Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. These ratios include a debt to a four quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of fixed charges (interest and debt payments) to EBITDA, and minimum quarterly EBITDA. The Agreement also prohibits the Company from incurring additional indebtedness.

     At December 31, 1999 the Company was in violation of certain covenants and the Company has received a waiver from its lenders relating to various covenant violations. In connection with the waiver, the lenders agreed to revise the existing covenant requirements if the Company can raise $7 million of additional financing on or before April 14, 2000. The funds raised are required to be used to reduce the outstanding balance on the Credit Facility. The terms of the bank dictate that $7 million of the Credit Facility is due April 14, 2000 with the remaining balance of the facility due April 30, 2001. The amount of credit under the Credit facility available to the Company is dependent upon our financial performance and may be less than $40 million.

                         T-NETIX, INC. AND SUBSIDIARIES

(6) STOCKHOLDERS' EQUITY

  Stock Option Plans

     The Company has reserved 3,850,000 shares of common stock for employees and non-employee directors under various stock option plans (collectively the "Plans"): the 1991 Incentive Stock Option Plan ("the 1991 ISO Plan"); the 1991 Non-Qualified Stock Option Plan ("the 1991 NSO Plan"); and the 1993 Incentive Stock Option Plan ("the 1993 ISO Plan"). The Plans provide for issuing both incentive stock options, and non-qualified stock options, which must be granted at not less than 100% of the fair market value of the stock on the date of grant. All options to date have been granted at the fair market value of the stock as determined by the Board of Directors. Options issued prior to 1994 had vesting terms of one to three years from the date of grant. Substantially all of the Incentive Stock Options issued after 1993 vest over four years from the date of grant. The options expire ten years from the date of grant.

     A summary of the Company's stock option activity, and related information through December 31, 1999 is as follows:

                                                                       OPTIONS OUTSTANDING
                                                                       --------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                    SHARES AVAILABLE   NUMBER OF   EXERCISE
                                                       FOR GRANT        SHARES      PRICE
                                                    ----------------   ---------   --------
Balance at January 1, 1997........................       476,163       2,513,957    $4.55
  Granted.........................................      (111,500)        111,500     8.61
  Exercised.......................................            --        (281,200)    2.67
  Canceled........................................        96,875         (96,875)    6.83
                                                        --------       ---------    -----
Balance at December 31, 1997......................       461,538       2,247,382     4.88
  Granted.........................................      (246,619)        246,619     5.24
  Exercised.......................................            --         (77,477)    2.86
  Canceled........................................       166,000        (166,000)    6.45
                                                        --------       ---------    -----
Balance at December 31, 1998......................       380,919       2,250,524     4.88
  Granted.........................................      (223,800)        223,800     5.34
  Exercised.......................................            --         (98,425)    2.61
  Canceled........................................       456,769        (456,769)    6.92
                                                        --------       ---------    -----
Balance at December 31, 1999......................       613,888       1,919,130    $4.56
                                                        ========       =========    =====

     The range of exercise prices for common stock options outstanding and options exercisable at December 31, 1999 is as follows:

                  OPTIONS OUTSTANDING
  ---------------------------------------------------   OPTIONS EXERCISABLE
                                WEIGHTED                --------------------
                                 AVERAGE     WEIGHTED               WEIGHTED
                                REMAINING    AVERAGE                AVERAGE
  RANGE OF         NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
  EXERCISE PRICE    SHARES        LIFE        PRICE      SHARES      PRICE
  --------------   ---------   -----------   --------   ---------   --------
  $ 0.20             281,475    1.3 years     $ 0.20      281,475    $ 0.20
  $ 1.61             307,490    6.7 years     $ 1.61      307,490    $ 1.61
  $ 3.00-$4.11       154,090    4.4 years     $ 3.32      136,590    $ 3.25
  $ 4.12-$5.48       222,800    9.2 years     $ 5.08       30,000    $ 5.04
  $ 5.49-$7.24       455,525    6.2 years     $ 5.58      369,025    $ 5.50
  $ 7.25             394,750    6.1 years     $ 7.25      359,875    $ 7.25
  $ 7.26-$10.99       53,000    7.9 years     $ 9.07       36,750    $ 9.12
  $11.00-$13.71       50,000    6.0 years     $13.44       46,250    $13.64
                   ---------                            ---------
  $ 0.20-$13.71    1,919,130    5.8 years     $ 4.56    1,567,455    $ 4.31
                   =========                            =========

                         T-NETIX, INC. AND SUBSIDIARIES

(6) STOCKHOLDERS' EQUITY (CONTINUED)
     The Company has not recorded compensation expense for stock options granted. The Company has computed the pro forma disclosures required under SFAS 123 for stock options granted using the Black-Scholes option-pricing model. The assumptions are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999        1998        1997
                                                       ---------   ---------   ---------
Risk free interest rate..............................       5.43%       5.24%       5.24%
Expected dividend yield..............................         --          --          --
Expected lives (in years)............................  5.2 years   5.0 years   4.9 years
Expected volatility..................................       70.0%       70.0%       70.0%
Weighted average remaining contractual life of
  options outstanding................................  5.8 years   4.9 years   5.2 years
Weighted average fair value at grant date............      $3.24       $2.35       $4.11

     The pro forma effects of applying SFAS 123 are as follows for the years ended December 31, 1999, 1998, and 1997:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                             1999      1998     1997
                                                           --------   ------   ------
                                                             (AMOUNT IN THOUSANDS)
Net earnings (loss):
As reported..............................................  $(10,247)  $  270   $1,745
Pro forma................................................   (11,118)    (847)     620
Net earnings (loss) per common share:
  As reported:
     Basic...............................................  $  (0.82)  $ 0.02   $ 0.15
     Diluted.............................................     (0.82)    0.02     0.13
  Pro forma:
     Basic...............................................  $  (0.89)  $(0.07)  $ 0.05
     Diluted.............................................  $  (0.89)  $(0.07)  $ 0.05

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models to not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In July, 1997, the Board of Directors amended the 1993 ISO Plan and the 1991 NSO Plan to provide that the Compensation Committee may amend certain outstanding options with an exercise price in excess of the current market price in order to modify the exercise price to the current market price or greater. On August 11, 1997, the Compensation Committee re-priced the exercise price to $7.25 per share for certain outstanding options under the 1993 ISO Plan and the 1991 NSO Plan having an exercise price equal to or greater than $7.50 prior to such re-pricing. This re-pricing affected 773,500 options granted under these Plans.

                         T-NETIX, INC. AND SUBSIDIARIES

(7) SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS 131") establishes standards for the way public enterprises report information about operating segments in annual financial statements. SFAS 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

     The Company has three reportable segments; the Corrections Divisions, the SpeakEZ Division, and Internet Services Division. The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division..................................  $71,596   $67,609   $61,629
  SpeakEZ Division......................................       93       632       676
  Internet Services Division............................    1,546        --        --
OPERATING INCOME (LOSS):
  Corrections Division..................................  $(5,796)  $ 6,816   $ 7,031
  SpeakEZ Division......................................   (2,518)   (3,996)   (2,664)
  Internet Services Division............................      104        --        --
DEPRECIATION AND AMORTIZATION
  Corrections Division..................................  $10,651   $ 9,250   $ 8,841
  SpeakEZ Division......................................      969       924       705
  Internet Services Division............................       --        --        --
INTEREST AND OTHER INCOME (EXPENSE)
  Corrections Division..................................  $(1,217)  $(1,762)  $(1,216)
  SpeakEZ Division......................................     (920)     (592)     (367)
  Internet Services Division............................       --        --        --
SEGMENT EARNINGS (LOSS) BEFORE TAX:
  Corrections Division..................................  $(8,029)  $ 5,054   $ 5,815
  SpeakEZ Division......................................   (3,439)   (4,588)   (3,031)
  Internet Services Division............................      104        --        --
SEGMENT EARNINGS (LOSS) BEFORE TAX:
  Revenue from external customers.......................  $73,235   $68,241   $62,305
  Operating income (loss)...............................   (8,210)    2,820     4,367
  Depreciation and amortization.........................   11,620    10,174     9,546
  Interest and other (income) expense, net..............    2,137     2,354     1,583
  Segment earnings (loss) before tax....................  (11,364)      466     2,784

                         T-NETIX, INC. AND SUBSIDIARIES

(7) SEGMENT INFORMATION -- (CONTINUED)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                                ----          ----
                                                              (AMOUNTS IN THOUSANDS)
SEGMENT ASSETS:
  Corrections Division......................................   66,943        60,880
  SpeakEZ Division..........................................    3,599         4,599
  Internet Services Division................................       --            --

     Substantially all of the Company's reportable segment revenue is derived within the United States. Revenue as a percentage of total revenue attributable to significant customers for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                              1999   1998   1998
                                                              ----   ----   ----
AT&T........................................................   13%    16%    19%
Bell Atlantic...............................................   10%    12%    12%
SBC Communications..........................................   10%    12%    13%

     There was no intersegment revenue for the years ended December 31, 1999, 1998 and 1997. Unallocated amounts to arrive at net earnings (loss) included income tax expense (benefit) of $(1,117,000), $196,000, and $1,039,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Consolidated total assets included eliminations of approximately $12,976,000 and $11,084,000 as of December 31, 1999 and 1998, respectively. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the SpeakEZ Division related solely to intercompany borrowing of the SpeakEZ Division.

(8) INCOME TAXES

     Income tax expense for the years ended December 31, 1999, 1998 and 1997 is as follows (amounts in thousands):

                                                               1999     1998    1997
                                                              -------   ----   ------
Current:
  Federal...................................................  $(1,007)  $186   $  439
  State.....................................................     (191)    25       30
                                                              -------   ----   ------
          Total.............................................   (1,198)   211      469
                                                              -------   ----   ------
Deferred:
  Federal...................................................       72    (55)     516
  State.....................................................        9     40       54
                                                              -------   ----   ------
          Total.............................................       81    (15)     570
                                                              -------   ----   ------
          Total income tax expense (benefit)................  $(1,117)  $196   $1,039
                                                              =======   ====   ======

                         T-NETIX, INC. AND SUBSIDIARIES

(8) INCOME TAXES (CONTINUED)
     Income taxes differ from the expected statutory income tax benefit, by applying the US federal income tax rate of 34% to pretax earnings for the years ended December 31, 1999, 1998 and 1997 due to the following:

                                                              1999     1998     1997
                                                             -------   -----   ------
Expected statutory income tax (benefit) expense............  $(3,864)  $ 273   $  947
Amounts not deductible for income tax......................      699     107       97
State taxes, net of federal benefit........................     (377)     43       55
Change in valuation allowance..............................    2,263    (113)      --
Other......................................................      162    (114)     (60)
                                                             -------   -----   ------
Total income tax expense (benefit).........................  $(1,117)  $ 196   $1,039
                                                             =======   =====   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 1999 and 1998 are presented below:

                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Deferred income tax assets:
Net operating loss carryforwards............................   $ 6,556      $ 5,406
Allowance for doubtful accounts.............................     1,488          716
Other.......................................................       680          458
                                                               -------      -------
Total gross deferred income tax assets......................     8,724        6,580
Less valuation allowance....................................    (3,727)      (1,464)
                                                               -------      -------
                                                                 4,997        5,116
Deferred income tax liabilities:
Intangible assets, due to difference in book/tax basis......      (474)      (1,068)
Property and equipment, principally due to differences in
  depreciation..............................................    (1,867)      (2,523)
Other assets, due to differences in book/tax basis..........      (359)        (563)
                                                               -------      -------
Total gross deferred tax liabilities........................    (2,700)      (4,154)
                                                               -------      -------
                                                               $ 2,297      $   962
                                                               =======      =======

     At December 31, 1999, the Company had net operating loss carryforwards for tax purposes aggregating approximately $17.4 million which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2010. Approximately $1.3 million of the net operating loss carryforwards are subject to certain rules limiting their annual usage. The Company believes these annual limitations will not ultimately affect the Company's ability to use substantially all of its net operating loss carryforwards for income tax purposes.

     A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company has offset a portion of its deferred tax assets with a valuation allowance. The valuation allowance will be adjusted in the future based on the Company's projected taxable income.

     The exercise of stock options, which have been granted under the Company's 1991 NSO stock option plan gives rise to compensation which is included in the taxable income of the applicable option holder and is deductible by the Company for federal and state income tax purposes. The income tax benefit associated with the exercise of the NSO options is recorded as an adjustment to additional paid-in capital when realized.

                         T-NETIX, INC. AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating lease agreements. Rent expense under operating lease agreements for the years ended December 31, 1999, 1998 and 1997 was approximately $1,034,000, $930,000, and $629,000, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (amounts in thousands):

Year ending December 31:
  2000.....................................................   $  976
  2001.....................................................      721
  2002.....................................................      229
  2003.....................................................        5
                                                              ------
          Total minimum lease payments.....................   $1,931
                                                              ======

     The Company is involved in various legal proceedings of a nature considered normal to its business. It is the Company's policy to accrue amounts related to these legal matters if it is probable that a liability has been incurred an amount that is reasonable estimable. In the opinion of management, all matters are of such a nature as would not have a material affect on the Company's financial position, results of operations and cash flows of the Company if resolved unfavorably.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
T-NETIX, Inc.:

     Under the date of March 21, 2000, we reported on the consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement
Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Denver, Colorado
March 21, 2000

                                  SCHEDULE II
                         T-NETIX, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                     BALANCE AT   CHARGED TO                  BALANCE
                                                     BEGINNING    COSTS AND    DEDUCTIONS/    AT END
                                                     OF PERIOD     EXPENSES    WRITE-OFFS    OF PERIOD
                                                     ----------   ----------   -----------   ---------
Year Ended December 31, 1997:
  Allowance for doubtful accounts..................    $  989       $3,785       $(3,821)     $  953
                                                       ======       ======       =======      ======
Year Ended December 31, 1998:
  Allowance for doubtful accounts..................    $  953       $4,930       $(3,887)     $1,996
                                                       ======       ======       =======      ======
Year Ended December 31, 1999:
  Allowance for doubtful accounts..................    $1,996       $4,981       $(3,388)     $3,589
                                                       ======       ======       =======      ======

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         (2.1)           -- Acquisition Agreement and Plan of Merger between
                            Registrant and SpeakEZ, Inc. dated October 11, 1995.****
         (2.2)           -- Agreement and Plan of Merger of T-NETIX and Gateway dated
                            February 10, 1999*****
         (3.1)           -- Articles of Amendment to the Articles of Incorporation of
                            Registrant****
         (3.2)           -- Amended and Restated Articles of Incorporation of
                            Registrant**
         (3.3)           -- Amended and Restated Bylaws of Registrant*
        (10.1)           -- 1991 Non-Qualified Stock Option Plan***
        (10.2)           -- Form of 1991 Non-Qualified Stock Option Agreement***
        (10.3)           -- 1991 Incentive Stock Option Plan***
        (10.4)           -- Form of 1991 Incentive Stock Option Agreement***
        (10.5)           -- 1993 Incentive Stock Option Plan***
        (10.6)           -- Form of 1993 Incentive Stock Option Agreement***
        (10.7)           -- Agreement between American Telephone and Telegraph
                            Company and Registrant dated November 1, 1991*
        (10.8)           -- Loan Agreement between Registrant and Bank One, Colorado
                            NA, COBANK, ACB, and INTRUST BANK, N.A., dated as of
                            September 9, 1999.
        (10.9)           -- Standard Industrial Lease between Pacifica Development
                            Properties, II LLC and Registrant dated April 15, 1996
                            and Amendment Number One thereto, dated May 20, 1996.****
        (10.10)          -- Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.
        (21)             -- Subsidiaries of Registrant*
        (23.1)           -- Consent of KPMG LLP
        (27)             -- Financial Data Schedule

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

 ***** Previously filed with the Commission as an exhibit to the Company's Proxy Statement dated May 10, 1999.