Form 10-Q
period 2000-03-31
T NETIX INC
filed 2000-05-15
CIK 929757

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
-------------------------------------------------------------------------------

FOR THE QUARTER ENDED MARCH 31, 2000              COMMISSION FILE NUMBER 0-25016

                                  T-NETIX, INC.
             (Exact Name of registrant as Specified in Its Charter)

                  COLORADO                                         84-1037352
 ---------------------------------------------        ------------------------------------
(State of Other Jurisdiction of Incorporation)        (I.R.S.  Employer Identification No.)

       67 INVERNESS DRIVE EAST
         ENGLEWOOD, COLORADO                                          80112
 --------------------------------------                            ----------
(Address of principal executive offices)                           (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 790-9111
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
Yes  X   NO
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                       Class                    Outstanding at May 10, 2000
         --------------------------------       ---------------------------
         Common stock, $0.01 stated value               12,733,084

                         FORM 10-Q CROSS REFERENCE INDEX

                                                                          Page
                                                                          ----

                          PART I FINANCIAL INFORMATION

Item 1        Condensed Financial Statements (Unaudited)...................   2
Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  13
Item 3        Quantitative and Qualitative Disclosure About Market Risk....  19

                            PART II OTHER INFORMATION

Item 1        Legal Proceedings............................................  20
Item 2        Changes in Securities and Use of Proceeds....................  20
Item 3        Defaults Upon Senior Securities..............................  20
Item 4        Submission of Matters to a Vote of Security Holders..........  20
Item 5        Other Information............................................  20
Item 6        Exhibits and Reports on Form 8-K.............................  20

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of March 31, 2000 and
  December 31, 1999 (Unaudited)............................................  2

Condensed Consolidated Statements of Operations for the Three Months Ended
  March 31, 2000 and 1999 (Unaudited)......................................  3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2000 and 1999 (Unaudited)......................................  4

Notes to Condensed Consolidated Financial Statements (Unaudited)...........  5

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                MARCH 31,  DECEMBER 31,
                                                                                  2000        1999
                                                                                ---------  ------------

                                                                                (AMOUNTS IN THOUSANDS)
                                     ASSETS

Cash and cash equivalents ....................................................   $    178    $    118
Accounts receivable, net .....................................................     14,795      16,459
Prepaid expenses .............................................................      1,554       1,038
Inventories ..................................................................        100         710
                                                                                 --------    --------
   Total current assets ......................................................     16,627      18,325
Property and equipment, net ..................................................     36,484      33,858
Goodwill, net ................................................................      6,215       6,401
Deferred tax asset ...........................................................      2,297       2,297
Intangible and other assets, net .............................................      8,854       9,252
                                                                                 --------    --------
     Total assets ............................................................   $ 70,477    $ 70,133
                                                                                 ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable ..........................................................   $ 12,991    $ 13,187
   Accrued liabilities .......................................................      5,286       5,924
   Current portion of long term debt .........................................      7,712       7,366
                                                                                 --------    --------
     Total current liabilities ...............................................     25,989      26,477
   Long term debt ............................................................     23,399      21,555
                                                                                 --------    --------
     Total liabilities .......................................................     49,388      48,032
Stockholders' equity:
   Preferred stock, $.01 stated value,  10,000,000 shares authorized;
     no shares issued ........................................................         --          --
   Common stock, $.01 stated value, 70,000,000 shares authorized;
     12,731,584 and 12,699,400 shares issued and outstanding at March 31,
       2000 and December  31, 1999, respectively .............................        127         127
   Additional paid-in capital ................................................     35,858      35,791
   Accumulated deficit .......................................................    (14,896)    (13,817)
                                                                                 --------    --------
     Total stockholders' equity ..............................................     21,089      22,101
                                                                                 --------    --------
Commitments and contingencies
Total liabilities and stockholders' equity ...................................   $ 70,477    $ 70,133
                                                                                 ========    ========

See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                        2000          1999
                                                        ----          ----
                                                       (AMOUNTS IN THOUSANDS,
                                                     EXCEPT PER SHARE AMOUNTS)
Revenue:
   Telecommunications services ...................   $  10,125    $   9,814
   Direct call provisioning ......................       7,246        6,502
   Internet services .............................       5,817           --
   Equipment sales and other .....................         382        1,468
                                                     ---------    ---------
         Total revenue ...........................      23,570       17,784
                                                     ---------    ---------
Expenses:
   Operating costs:
     Telecommunications services .................       4,501        4,243
     Direct call provisioning ....................       6,515        6,080
     Internet services ...........................       5,099           --
     Cost of equipment sold and other ............         218          665
                                                     ---------    ---------
       Total operating costs .....................      16,333       10,988
   Selling, general and administrative ...........       3,738        3,360
   Research and development ......................       1,175        1,360
   Depreciation and amortization .................       3,049        2,822
                                                     ---------    ---------
       Total expenses ............................      24,295       18,530
                                                     ---------    ---------
         Operating loss ..........................        (725)        (746)
Merger transaction expenses ......................          --         (190)
Interest and other income (expense), net .........        (354)        (484)
                                                     ---------    ---------
       Loss before income taxes ..................      (1,079)      (1,420)
Income tax benefit ...............................          --          588
                                                     ---------    ---------
Net loss .........................................   $  (1,079)   $    (832)
                                                     =========    =========

Basic and diluted loss per common share ..........   $   (0.08)   $   (0.07)
                                                     =========    =========

Weighted average common shares ...................      12,715       12,246
                                                     =========    =========

See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                     2000        1999
                                                                     ----        ----
                                                                  (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
Net loss .......................................................   $(1,079)   $  (832)
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization ................................     3,049      2,822
  Deferred income tax benefit ..................................        --       (588)
  Gain on sale of property and equipment .......................      (248)        --
  Changes in operating assets and liabilities:
     Change in accounts receivable, net ........................     1,664       (309)
     Change in prepaid expenses ................................      (516)      (122)
     Change in inventory .......................................       610       (870)
     Change in intangibles and other assets ....................       (16)       553
     Change in accounts payable ................................      (196)     2,385
     Change in accrued liabilities .............................      (638)      (167)
                                                                   -------    -------
     Cash provided by operating activities .....................     2,630      2,872
                                                                   -------    -------
Cash used in investing activities:
  Purchase of property and equipment ...........................    (5,046)    (4,286)
  Proceeds from disposal or property and equipment .............       228         --
  Other investing activities ...................................        (9)      (460)
                                                                   -------    -------
     Cash used in investing activities .........................    (4,827)    (4,746)
                                                                   -------    -------
Cash flows from financing activities:
  Net proceeds (payments) under line of credit .................     2,351      1,663
  Payments of debt .............................................      (161)      (192)
  Proceeds from debt ...........................................        --        682
  Common stock issued for cash under option plans ..............        67        140
                                                                   -------    -------
     Cash provided by financing activities .....................     2,257      2,293
                                                                   -------    -------
Net increase in cash and cash equivalents ......................        60        419
Cash and cash equivalents at beginning of period ...............       118        678
                                                                   -------    -------
Cash and cash equivalents at end of period .....................   $   178    $ 1,097
                                                                   -------    -------

Cash paid for interest .........................................   $   638    $   537
                                                                   =======    =======
Cash paid for income taxes .....................................   $    --    $   113
                                                                   =======    =======

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. and subsidiaries (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. The financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to consolidated financial statements, which appear in the 1999 Annual Report on Form 10-K for the Company's accounting policies, which are pertinent to these statements.

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

         LIQUIDITY

         The Company incurred losses from continuing operations in the three months ended March 31, 2000 of $1.1 million and had a working capital deficit of $ 9.4 million at March 31, 2000. In March 2000 the Company reached an agreement with its lenders to amend its credit agreement to provide for revised financial covenants. As of March 31, 2000 the Company is in compliance with all terms in the agreement with the lenders. The Company raised $7.5 million of additional financing in April 2000. The financing consisted of preferred stock and subordinated debt. The net proceeds were used to reduce the outstanding balance on the credit facility required by the lenders. The new agreement has not been fully executed by the Company or the lenders; however the Company expects to complete the agreement in May 2000. There can be no assurance that the agreement will be completed with the currently anticipated terms or other acceptable terms.

         The Company is taking steps to increase cash flow from operations and obtain additional financing to ensure that the Company is able to carry out the remainder of its fiscal 2000 business plan. There can be no assurance that the Company will be successful in increasing its cash flow from operations or that additional financing will be available, or if available, will be obtained on acceptable terms.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2000 and 1999, common stock equivalents of 459,000 and 460,000 respectively were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has not yet assessed the impact, if any, that FIN 44 might have on its financial position or results of operations.

         In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133 - An amendment of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATION

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

(2)      BALANCE SHEET COMPONENTS

         Accounts receivable consist of the following:


                                                           MARCH 31,  DECEMBER 31,
                                                             2000        1999
                                                           --------    --------
                                                          (AMOUNTS IN THOUSANDS)
Accounts receivable, net:
   Trade accounts receivable ...........................   $ 11,224    $ 11,797
   Direct call provisioning receivable .................      6,441       7,268
   Customer reimbursable receivable ....................        342         752
   Other receivables ...................................        208         231
                                                           --------    --------
                                                             18,215      20,048
     Less: Allowance for doubtful accounts .............     (3,420)     (3,589)
                                                           --------    --------
                                                           $ 14,795    $ 16,459
                                                           ========    ========

Bad debt expense was $1,314,000 and $1,351,000 for the three months ended March 31, 2000 and 1999, respectively.

Property and equipment consist of the following:

                                                    MARCH 31,  DECEMBER 31,
                                                      2000        1999
                                                    ---------  ------------
                                                    (AMOUNTS IN THOUSANDS)
Property and equipment, net:
   Telecommunications equipment .................   $ 57,772    $ 55,487
   Construction in progress .....................      8,521       7,341
   Office equipment .............................      9,833       9,169
                                                    --------    --------
                                                      76,126      71,997
     Less: Accumulated depreciation and
                amortization ....................    (39,642)    (38,139)
                                                    --------    --------
                                                    $ 36,484    $ 33,858
                                                    ========    ========

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(2)      BALANCE SHEET COMPONENTS (CONTINUED)

         Intangible and other assets consist of the following:

                                                     MARCH 31, DECEMBER 31,
                                                       2000       1999
                                                    --------- -------------
                                                    (AMOUNTS IN THOUSANDS)
Intangible and other assets, net:
   Patent license rights ..........................   $  3,325   $  3,325
   Purchased technology assets ....................      2,487      2,487
   Capitalized software development costs .........        660        651
   Acquired software technologies .................      1,783      1,783
   Patent defense and application costs ...........      2,583      2,583
   Deposits and long-term prepayments .............      1,353      1,183
   Other ..........................................      1,496      1,649
                                                      --------   --------
                                                        13,687     13,661
     Less: Accumulated amortization ...............     (4,833)    (4,409)
                                                      --------   --------
                                                      $  8,854   $  9,252
                                                      ========   ========

         Accrued liabilities consist of the following:

                                                     MARCH 31, DECEMBER 31,
                                                       2000       1999
                                                    --------- -------------
                                                    (AMOUNTS IN THOUSANDS)
Accrued liabilities:
   Deferred revenue and customer advances .........   $1,549    $2,114
   Compensation related ...........................    1,808     1,175
   Other ..........................................    1,929     2,635
                                                      ------    ------
                                                      $5,286    $5,924
                                                      ======    ======

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3)      DEBT

         Debt consists of the following:


                                    MARCH 31, DECEMBER 31,
                                      2000       1999
                                   --------- -------------
                                   (AMOUNTS IN THOUSANDS)
Debt:
   Bank lines of credit ..........   $30,812   $28,461
   Other .........................       299       460
                                     -------   -------
                                      31,111    28,921
   Less current portion ..........     7,712     7,366
                                     -------   -------
     Non current portion .........   $23,399   $21,555
                                     -------   -------

         In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provides for maximum credit of $40,000,000 subject to limitations based on financial covenant calculations. The Credit Facility is comprised of a one year LIBOR component of $15,000,000 at an interest rate of LIBOR plus 4.0% at March 31, 2000; a one month LIBOR component of $7,000,000 at an interest rate of LIBOR plus 4.0% at March 31, 2000; and $8,812,000 at the Bank's prime rate, 9.0% at March 31, 2000, plus 1.25%. As of March 31, 2000, the interest rate on borrowings under the line of credit ranged from 11.7% to 12.0%. The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

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

         In March 2000, the Company reached an agreement with its lenders to amend its credit agreement to provide for revised financial covenants. The Company raised $7.5 million of additional financing in April 2000 as required by the lenders. The net proceeds were used to reduce the outstanding balance on the credit facility. As of March 31, 2000 the Company is in compliance with all terms proposed in the agreement with the lenders. The maximum amount of credit under the credit facility available to the Company is dependent upon the Company's financial performance. Based on the financial covenants, the Company's maximum borrowings are less than $40.0 million. The new terms contained in the agreement with the bank plan to extend the maturity date of the facility to May 2001. The new agreement has not been fully executed by the Company or the lenders; however the Company expects to complete the agreement in May 2000. There can be no assurance that the agreement will be completed with the currently anticipated terms or other acceptable terms.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4)      SUBSEQUENT EVENTS

         FINANCING ACTIVITIES

         In April 2000, the Company issued 3,750 shares of our Series A Convertible Redeemable Preferred Stock and a five-year stock purchase warrant exercisable for 340,909 shares at $6.60 per share of the Company's common stock to RGC International Investors, LLC, a fund managed by Rose Glen Capital Management LP. The net proceeds from the issuance were $3,525,000, net of offering costs. The preferred stock has a yield of 8% per annum payable on liquidation, and is convertible into our common stock at a conversion price based on the closing market price of the common stock during a pricing period of 5 consecutive trading days during the 22 consecutive trading days preceding conversion, up to a "fixed" conversion price. The fixed conversion price is the lower of $6.05 per share or 110% of the market price of the Company's common stock for 10 days ending on August 17, 2000. With limited exceptions relating to a change of control of the Company, during the six month period after the issuance of the preferred stock, the preferred stock is not convertible into the Company's common stock unless the market price of the common stock equals or exceeds the fixed conversion price. After that, the Company has the right to issue cash instead of common stock upon conversion of the preferred stock, if the market price of the common stock is less than the fixed conversion price. The Company will account for these transactions in accordance with ETIF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

         The preferred stock is redeemable at the option of the Company, subject to certain restrictions, if the market price of the Company's common stock is less than or equal to $4.00. The redemption is subject to notice requirements. The cash redemption price is the greater of 120% of the stated value of the preferred stock plus the liquidation preference, or the number of shares of common stock issuable upon conversion of the preferred stock multiplied by the highest closing price of the common stock during a period from notice of redemption until the redemption date.

         The Company also issued subordinated notes payable of $3.75 million to a director and significant shareholder of the Company. The note bears interest and prime rate plus one percent per annum and is payable every six months beginning in October 2000. The director and significant shareholder also received five-year stock purchase warrants to purchase 25,000 shares of common stock at an exercise price of $6.05 per share. The Company also issued stock purchase warrants exercisable for 50,000 shares of common stock to the broker on the sale of the preferred stock at an exercise price of $6.60 per share. The stock purchase warrants will be valued at fair value using the Black-Scholes model and will be amortized as financing fees over the term of the respective debt or warrant.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)      SEGMENT INFORMATION

         The Company has three reportable segments; the Corrections Divisions, the SpeakEZ Division, and Internet Services Division. The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three months ended March 31, 2000 and 1999 is as follows (amounts in thousands):

                                                  2000        1999
                                                  ----        ----
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division ......................   $ 17,672    $ 17,759
  SpeakEZ Division ..........................         81          25
  Internet Services Division ................      5,817          --
                                                --------    --------
                                                $ 23,570    $ 17,784
                                                ========    ========

OPERATING INCOME (LOSS):
  Corrections Division ......................   $ (1,053)   $     49
  SpeakEZ Division ..........................       (390)       (795)
  Internet Services Division ................        718          --
                                                --------    --------
                                                $   (725)   $   (746)
                                                ========    ========

DEPRECIATION AND AMORTIZATION
  Corrections Division ......................   $  2,812    $  2,562
  SpeakEZ Division ..........................        237         260
  Internet Services Division ................         --          --
                                                --------    --------
                                                $  3,049    $  2,822
                                                ========    ========

INTEREST AND OTHER INCOME (EXPENSE)
  Corrections Division ......................   $    (76)   $   (277)
  SpeakEZ Division ..........................       (278)       (207)
  Internet Services Division ................         --          --
                                                --------    --------
                                                $   (354)   $ ( 484)
                                                ========    ========

SEGMENT EARNINGS (LOSS) BEFORE TAX:
  Corrections Division ......................   $ (1,129)   $   (418)
  SpeakEZ Division ..........................       (668)     (1,002)
  Internet Services Division ................        718          --
                                                --------    --------
                                                $ (1,079)   $   (832)
                                                ========    ========

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5)      SEGMENT INFORMATION (CONTINUED)

                                     MARCH 31, 2000  DECEMBER 31, 1999
                                     --------------  -----------------
SEGMENT ASSETS:
 Corrections Division ................   $67,102           $66,534
 SpeakEZ Division ....................     3,375             3,599
 Internet Services Division ..........        --                --
                                         -------           -------
                                         $70,477           $70,133
                                         ========          =======

         There was no intersegment revenue for the three months ended March 31, 2000 and 1999. Unallocated amounts to arrive at net earnings (loss) included an income tax benefit of $588,000 for the three months ended March 31, 1999. Consolidated total assets included eliminations of approximately $13,156,000 and $12,976,000 as of March 31, 2000 and
         December 31, 1999, respectively. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the SpeakEZ Division related solely to intercompany borrowing of the SpeakEZ Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999, which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections and Internet Service Division customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the ability to win new contracts for our products and services, including Lock & Track(TM), Contain(R) and our Internet Services Division, the successful integration of Gateway Technologies, Inc. into our business, our ability to penetrate the market for jail management systems, the ability to reduce expenditures in the SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996 that could affect our sales or pricing, the impact of competitive products and pricing particularly in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

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

The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations has been restated to include the combined results of operations, financial position and cash flows of T-NETIX and Gateway as though Gateway had always been a part of T-NETIX

In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for their terminating a royalty agreement with Gateway. The royalty agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the royalty owners in exchange for royalty payments. The termination of the royalty owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at its estimated fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, multiplied by the number of shares issued in exchange for termination of the royalty owners' interests. The intangible asset has an estimated useful life of 10 years, the remaining term of the underlying patent.

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

We recognized a significant increase in Internet Services revenue and related costs for the three months ended March 31, 2000. Our gross margin on these services was 12% for the three months ended March 31, 2000. Factors affecting margin include a negotiated base management fee and contract incentive payments. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services. We have added three employees to perform the services under this contract, and their costs are reflected in our selling, general and administrative expenses. The Company anticipates the addition of personnel as it intends to expand the service offerings of the Internet Services Division beyond the scope of the current single contract. The additions will be for technical and administrative staff.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended March 31, 2000 and 1999.

                                                     2000      1999
                                                     ----      ----
Revenue:
   Telecommunications services ...................     43%      55%
   Direct call provisioning ......................     31       37
   Internet services .............................     25       --
   Equipment sales and other .....................      1        8
                                                     ----     ----
Total revenue ....................................    100      100

Expenses:
   Operating costs ...............................     69       62
   Selling, general and administrative ...........     16       19
   Research and development ......................      5        7
   Depreciation and amortization .................     13       16
                                                     ----     ----
     Operating loss ..............................     (3)      (4)
   Merger transaction expenses ...................     --       (1)
   Interest and other income (expense), net ......     (2)      (3)
                                                     ----     ----
    Loss before income taxes .....................     (5)      (8)
    Income tax (expense) benefit .................     --        3
                                                     ----     ----
    Net loss .....................................     (5)%     (5)%
                                                     ====     ====

Total Revenue. Total revenue for the three months ended March 31, 2000 was $23.6 million, an increase of 33% over $17.8 million for the corresponding prior period. This increase was primarily attributable to the commencement of Internet services, as well as increases in direct call provisioning revenue and telecommunications services revenue offset in part by decreases in equipment sales and other.

The 3% increase in telecommunications services revenue to $10.1 million in the three months ended March 31, 2000, from $9.8 million for the corresponding prior period, was due primarily to an increase in call volumes. The increase in call volumes is primarily due to the addition of new sites.

Direct call provisioning revenue increased 11% to $7.2 million for the three months ended March 31, 2000, from $6.5 million in the corresponding prior period. This increase was due to the addition of new sites primarily for which we are provisioning the long distance service. The addition of sites is primarily a result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions.

The Internet Services contract commenced in December 1999. Future revenue is dependent upon the base of subscribers and contract incentive payments.

Equipment sales and other revenue decreased 74% to $382,000 for the three months ended March 31, 2000 from $1.5 million in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory. In the three months ended March 31, 2000 we had sales of approximately $268,000 to this telecommunications service provider customer. The reduction for the three months ended March 31, 2000 from the corresponding prior period is due primarily to the timing of purchases by this customer.

Operating costs. Total operating costs were $16.3 million in the three months ended March 31, 2000, an increase of 49% from $11.0 million in the corresponding prior period. The increases were primarily due to the commencement of Internet services as well as increases in telecommunication services expenses offset by a reduction in the cost of equipment sold and other expenses.

Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services expense consists of Internet bandwidth costs. Cost of equipment sold and other includes primarily the purchase price of equipment which is resold. Other equipment cost components were minimal. Voice print operating costs include royalty charges, the cost of hardware and the cost of services which amounts are reflected as other operating costs.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended March 31, 2000 and 1999.

                                             2000             1999
                                             ----             ----
Operating costs:
  Telecommunications services............    44%               43%
  Direct call provisioning...............    90                94
  Internet services......................    88                --
  Cost of equipment sold and other ......    57                45

Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 44% for the three months ended March 31, 2000, an increase from 43% for the corresponding prior period. The increase was due to cost increases without corresponding revenue increases. Total telecommunications services operating expenses were $4.5 million for the three months ended March 31, 2000 and $4.2 million for the corresponding prior period. The increase in 2000 is due to increases in personnel costs as a result of raises for existing personnel and the addition of new personnel in the National Service Center and other operational support functions. We anticipate that we will continue to increase our personnel costs for our National Service Center and other operations management personnel, however, we believe this centralization of customer support will allow us to begin to reduce field operations costs. Direct call provisioning costs as a percentage of applicable revenue decreased to 90% of revenue for the three months ended March 31, 2000 from 94% in for the corresponding prior period. This decrease was primarily due to a reduction in bad debt expense because of improved historical collections. The contract for Internet services commenced in December 1999. Cost of equipment sold and other decreased in the three months ended March 31, 2000 but increased as a percentage of corresponding revenue from the corresponding prior primarily due to the change in the revenue mix for equipment sales and voice print sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.7 million for the three months ended March 31, 2000 compared to $3.4 million for the corresponding prior period. Selling, general and administrative expenses associated with the Corrections Division were $3.6 million for the three months ended March 31, 2000 compared to $3.1 million in the corresponding prior period. The increase in the three months ended March 31, 2000 was primarily due to increases in salary and benefits for additional personnel and from raises and cost of living adjustments for existing personnel. Other expenses, including travel and telecommunications cost increased due to the merger with Gateway and additional sales and marketing travel. We anticipate an increase in selling, general and administrative expenses due to reorganization of existing personnel to increase the number of people in support organizations.

Research and Development Expenses. Research and development expenses were $1.2 million in the three months ended March 31, 2000 compared to $1.4 million for the corresponding prior period. Research and development expenses for the Corrections Division were $1.0 million in the three months ended March 31, 2000 and $1.1 million in the corresponding prior period. The decrease was primarily due to reduced personnel expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.0 million in the three months ended March 31, 2000, an increase from $2.8 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations.

Merger Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to approximately $190,000 for the three months ended March 31, 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Interest and Other Income (Expense), Net. Interest and other income (expense), net was $354,000 for the three months ended March 31, 2000, a decrease from $484,000 for the corresponding prior period. Included in other income in the three months ended March 31, 2000 is a gain of approximately $248,000 on the sale of used telecommunications equipment. There was $59,000 of miscellaneous other income in the three months ended March 31, 1999. Interest expense was $602,000 for the three months ended March 31, 2000, and $543,000 for the corresponding prior period. The increase in 2000 was attributable to an increase in the average amount of indebtedness outstanding and an increase in interest rates. The average debt balance increased primarily due to the increase in capital expenditures and business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

We incurred losses from continuing operations in the current year of $1.1 million and had a working capital deficit of $9.4 million at March 31, 2000. We reached an agreement with our lenders to amend our credit agreement to provide for revised financial covenants. Additionally, we raised $7.5 million of additional financing in April 2000. The net proceeds were used to reduce the outstanding balance on our credit facility. However, these factors among others may indicate that we may not be able to meet our obligations as they become or due or we may have to significantly reduce installations and curtail other operations.

We are taking steps to increase cash flow from operations and obtain additional financings to ensure that we are able to carry out the remainder of our fiscal 2000 business plan. There can be no assurance that we will be successful in increasing our cash flow from operations or that additional financing will be available, or if available, will be obtained on acceptable terms.

We present the following information for the three months ended March 31, 2000 and 1999 and as of March 31, 2000 and December 31, 1999:

                                                            2000           1999
                                                            ----           ----
                                                          (AMOUNTS IN THOUSANDS)
   Cash provided by operating activities.............   $   2,630       $  2,872
   Working capital deficit...........................   $  (9,362)      $ (8,152)
   Current ratio.....................................        0.64           0.69

We have historically relied upon commercial borrowings, operating cash flow and the sale of equity securities to fund our operations and capital needs. Cash provided by operations decreased 8% to $2.6 million for the three months ended March 31, 2000 from $2.9 million in the corresponding prior period primarily due to an increase in net loss.

Purchases of property and equipment were $5.0 million in the three months ended March 31, 2000 compared to $4.3 for the corresponding prior period. The 18% increase in purchases of property and equipment was primarily due to additional inmate calling system installations and upgrades to existing systems.

DEBT AND EQUITY

We have been funding our operations primarily from available borrowings under a line of credit and by using cash provided by operations. Due to our continued capital requirements and the merger with Gateway, in September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The maximum amount of credit under the credit facility available to the Company is dependent upon the Company's financial performance. Based on the financial covenants, the Company's maximum borrowings are less than $40.0 million. In March 2000 we reached an agreement with the lenders to amend our credit facility to provide for revised financial covenants. The new agreement has not been fully executed by the Company or the lenders; however the Company expects to complete the agreement in May 2000. There can be no assurance that the agreement will be completed with the currently anticipated terms or other acceptable terms. Subsequent to the period end we raised $7.5 million of additional financing in April 2000. The net proceeds were used to reduce the outstanding balance on the Credit Facility.

We anticipate that our capital expenditures in 2000 will be consistent with 1999 based on our anticipated growth in installed systems at correctional facilities. We believe that we may need to obtain additional financing in order to supplement our Credit Facility and cash flows from operations in order for us to meet our anticipated cash needs for anticipated new installations of inmate call processing systems and upgrades of existing systems and to finance our operations for at least the next 12 months. In the event we do not get sufficient financing, current cash flows may not be sufficient for the planned level of installations and we may have to reduce the number of sites that we install. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate risk as discussed below.

INTEREST RATE RISK

We have current debt outstanding under a line of credit of $30,812,000 at March 31, 2000. Under the terms of the debt agreement the maximum credit available is $40,000,000 depending on certain financial covenant requirements. The loan bears interest at differing rates including, $22,000,000 at LIBOR plus 4.0% and the remaining balance at the prime rate, 9.0% at March 31, 2000, plus 1.25%. Interest on LIBOR rate loans is payable at the end of the interest period applicable to the loan but not longer than every three months. Interest on prime rate loans is payable every three months. Since the interest rates on the loans outstanding are variable and are reset periodically, we are exposed to interest rate risk. The new terms contained in the agreement with the bank plan to extend the maturity date of the facility to May 15, 2001.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On April 8, 1999, in the District Court of Dallas County 116th Judicial District, Gateway Technologies, Inc. ("Gateway") filed a lawsuit, as a shareholder of Telequip Labs, Inc. ("Telequip"), against Telequip, James Burton Hellwarth, and David Hellwarth. On March 23, 2000, Telequip filed a counterclaim against Gateway for tortious interference with contract, breach of contract, recission, declaratory relief, violations of the Texas Free Enterprises and Antitrust Act, conspiracy to monopolize, conversion of trade secrets, and business disparagement. On April 25, 2000, Gateway, Telequip, and other parties to the litigation entered into a settlement agreement releasing one another from the claims against them in the lawsuit. The settlement does not prejudice Gateway's right to assert in litigation that it has terminated its patent license agreement with Telequip, or Telequip's right to assert in litigation that the patent license agreement has not been terminated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.11 Employment Agreement between T-NETIX, Inc and Thomas E. Larkin dated March 3, 2000

         27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       T-NETIX, INC.
                                       -------------
                                       (Registrant)

        Date  May 15, 2000             By:  /s/ Alvyn A. Schopp
                                            -------------------
                                       Alvyn A. Schopp, Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 10.11              Employment Agreement

 27                 Financial Data Schedule