Form 10-Q
period 2000-06-30
T NETIX INC
filed 2000-08-14
CIK 929757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                                   ----------

 FOR THE QUARTER ENDED JUNE 30, 2000            COMMISSION FILE NUMBER 0-25016

                                  T-NETIX, INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in Its Charter)

                  COLORADO                                         84-1037352
----------------------------------------------        -----------------------------------
(State or Other Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

     67 INVERNESS DRIVE EAST
        ENGLEWOOD, COLORADO                                  80112
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 790-9111

                                   ----------

          Indicate by check [X] whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities and Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                 Outstanding at August 10, 2000
-------------------------------                   ------------------------------
Common Stock, $.01 stated value                            12,733,084

                         FORM 10-Q CROSS REFERENCE INDEX

                                                                                                       Page
                                                                                                       ----

                          PART I FINANCIAL INFORMATION

Item 1        Condensed Financial Statements (Unaudited).............................................     2
Item 2        Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................    14
Item 3        Quantitative and Qualitative Disclosure About Market Risk..............................    22

                            PART II OTHER INFORMATION

Item 1        Legal Proceedings......................................................................    23
Item 2        Changes in Securities and Use of Proceeds..............................................    23
Item 3        Defaults Upon Senior Securities........................................................    23
Item 4        Submission of Matters to a Vote of Security Holders....................................    24
Item 5        Other Information......................................................................    24
Item 6        Exhibits and Reports on Form 8-K.......................................................    24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999 (Unaudited)    .........................................................     3

         Condensed Consolidated Statements of Operations for the Three Months Ended
           June 30, 2000 and 1999, and the Six Months Ended June 30, 2000 and 1999 (Unaudited).......     4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2000 and 1999 (Unaudited)........................................................     5

         Notes to Condensed Consolidated Financial Statements (Unaudited)............................     6

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               2000              1999
                                                                                             --------        ------------
                                                                                                (AMOUNTS IN THOUSANDS)

                                     ASSETS

Cash and cash equivalents ...........................................................        $    298         $    118
Accounts receivable, net ............................................................          18,009           16,459
Prepaid expenses ....................................................................           1,569            1,038
Inventories .........................................................................             525              710
                                                                                             --------         --------
   Total current assets .............................................................          20,401           18,325
Property and equipment, net .........................................................          37,454           33,858
Goodwill, net .......................................................................           6,035            6,401
Deferred tax asset ..................................................................           2,243            2,297
Intangible and other assets, net ....................................................           8,497            9,252
                                                                                             --------         --------
     Total assets ...................................................................        $ 74,630         $ 70,133
                                                                                             ========         ========

     LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable .................................................................        $ 15,810         $ 13,187
   Accrued liabilities ..............................................................           4,715            5,924
   Current portion of long term debt ................................................          30,659            7,366
                                                                                             --------         --------
     Total current liabilities ......................................................          51,184           26,477
   Long-term debt ...................................................................              77           21,555
                                                                                             --------         --------
     Total liabilities ..............................................................          51,261           48,032
Series A redeemable convertible preferred stock, $1,000 per share, stated value, 3,750 shares authorized; issued and outstanding
     at June 30, 2000; liquidation preference of $3,811,000 at June 30, 2000 ........           1,842               --
Stockholders' equity:
   Common stock, $.01 stated value, 70,000,000 shares authorized; 12,733,084 and
     12,699,400 shares issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively ...................................................................             127              127
   Additional paid-in capital .......................................................          37,566           35,791
   Accumulated deficit ..............................................................         (16,166)         (13,817)
                                                                                             --------         --------
     Total  stockholders' equity ....................................................          21,527           22,101
                                                                                             --------         --------
Commitments and contingencies
Total liabilities, redeemable convertible preferred stock and stockholders' equity ..        $ 74,630         $ 70,133
                                                                                             ========         ========

See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                     -------------------------         -------------------------
                                                       2000             1999             2000             1999
                                                     --------         --------         --------         --------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue:
   Telecommunications services ..............        $ 11,953         $ 10,065         $ 22,077         $ 19,879
   Direct call provisioning .................           7,247            7,021           14,492           13,523
   Internet services ........................           6,743               --           12,561               --
   Equipment sales and other ................             826              660            1,208            2,128
                                                     --------         --------         --------         --------
         Total revenue ......................          26,769           17,746           50,338           35,530
                                                     --------         --------         --------         --------
Expenses:
   Operating costs:
     Telecommunications services ............           5,360            4,263            9,861            8,506
     Direct call provisioning ...............           6,751            6,468           13,268           12,548
     Internet services ......................           5,550               --           10,648               --
     Cost of equipment sold and other .......             332              214              549              879
                                                     --------         --------         --------         --------
       Total operating costs ................          17,993           10,945           34,326           21,933
   Selling, general and administrative ......           4,583            3,259            8,321            6,619
   Research and development .................           1,569            1,253            2,744            2,613
   Depreciation and amortization ............           3,117            2,848            6,166            5,670
                                                     --------         --------         --------         --------
       Total expenses .......................          27,262           18,305           51,557           36,835
                                                     --------         --------         --------         --------
         Operating loss .....................            (493)            (559)          (1,219)          (1,305)
Merger transaction expenses .................              --             (827)              --           (1,017)
Interest and other expense, net .............            (673)            (633)          (1,027)          (1,117)
                                                     --------         --------         --------         --------
Loss before income taxes ....................          (1,166)          (2,019)          (2,246)          (3,439)
Income tax benefit (expense) ................            (103)             810             (103)           1,398
                                                     --------         --------         --------         --------
Net loss ....................................          (1,269)          (1,209)          (2,349)          (2,041)
Accretion of discount on redeemable
  convertible preferred stock ...............            (430)              --             (430)              --
                                                     --------         --------         --------         --------
Net loss applicable to common stock .........        $ (1,699)        $ (1,209)        $ (2,779)        $ (2,041)
                                                     --------         --------         --------         --------

Basic and diluted loss per common share .....        $  (0.13)        $  (0.10)        $  (0.22)        $  (0.17)
                                                     ========         ========         ========         ========

Shares used in computing basic
  and diluted net loss per common share .....          12,701           12,372           12,756           12,318
                                                     ========         ========         ========         ========


See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                2000             1999
                                                                              --------         --------
                                                                                (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
       Net loss ......................................................        $ (2,349)        $ (2,041)
       Adjustments to reconcile net loss to net cash provided by
         operating activities:
           Depreciation and amortization .............................           6,166            5,670
           Deferred income tax benefit ...............................              54           (1,398)
           Gain on sale of property and equipment ....................            (265)              --
           Accretion of discount on subordinated note payable ........             (17)              --
           Changes in operating assets and liabilities:
              Accounts receivable, net ...............................          (1,550)           1,905
              Prepaid expenses .......................................            (531)            (199)
              Inventories ............................................             185           (1,015)
              Intangibles and other assets ...........................             (24)            (294)
              Accounts payable .......................................           2,623            3,235
              Accrued liabilities ....................................          (1,209)            (521)
                                                                              --------         --------
                Cash provided by operating activities ................           3,083            5,342
                                                                              --------         --------
Cash used in investing activities:
       Purchase of property and equipment ............................          (8,537)          (6,295)
       Proceeds from disposal of property and equipment ..............             285               --
       Other investing activities ....................................              --             (894)
                                                                              --------         --------
                Cash used in investing activities ....................          (8,252)          (7,189)
                                                                              --------         --------
Cash flows from financing activities:
       Net proceeds from (payments on) line of credit ................            (807)           3,390
       Proceeds from debt ............................................           3,750            1,716
       Payments of debt ..............................................          (1,128)          (2,271)
       Proceeds from issuance of redeemable convertible
         preferred stock, net ........................................           3,459               --
       Common stock issued for cash under option plans ...............              75              256
                                                                              --------         --------
                Cash provided by financing activities ................           5,349            3,091
                                                                              --------         --------
Net increase in cash and cash equivalents ............................             180            1,244
Cash and cash equivalents at beginning of period .....................             118              678
                                                                              --------         --------
Cash and cash equivalents at end of period ...........................        $    298         $  1,922
                                                                              --------         --------

Cash paid for interest ...............................................        $    617         $  1,088
                                                                              ========         ========
Cash paid for income taxes ...........................................        $    103         $    113
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

     LIQUIDITY

     The Company incurred losses from continuing operations in the three and six months ended June 30, 2000 of $1.3 million and $2.3 million, respectively and had a working capital deficit of $30.8 million at June 30, 2000. In July 2000, the Company and its lenders amended the Company's credit agreement to revise certain financial covenants and extended the maturity date until April 30, 2001, and as a result the debt with the bank has been classified as a current liability. The Company raised $7.5 million of additional financing in April 2000. The financing consisted of preferred stock and subordinated debt. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the credit facility.

     The Company is taking steps to increase cash flow from operations, including renegotiating contract pricing and cost control measures, in order to carry out the remainder of its fiscal 2000 business plan. However, there can be no assurance that the Company will be successful in increasing its cash flow from operations and the Company may require additional financing to fund operations. In the event additional financing is required, the Company may not be able to obtain financing on terms acceptable to the Company and it may have to curtain operations.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes the impact of potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There is no difference between basic and diluted net loss per share since potentially dilutive securities from the conversion of redeemable convertible preferred stock and the exercises of options and warrants are anti-dilutive for all periods presented. The calculations of diluted net loss per common share for the three and six months ended June 30, 2000 and 1999, do not include 991,000 and 748,000 and 385,000 and 424,000, respectively, of potentially dilutive securities, including common stock options and warrants and redeemable convertible preferred stock.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the application of FIN 44 will have a material effect on its financial position or results of operations.

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for the Company until the quarter ended December 31, 2000. The Company does not expect the application of SAB 101 to have a material impact on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATION

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

(2)  BALANCE SHEET COMPONENTS

Accounts receivable consist of the following:



                                                          JUNE 30,       DECEMBER 31,
                                                            2000             1999
                                                          --------       ------------
                                                             (AMOUNTS IN THOUSANDS)
Accounts receivable, net:
   Trade accounts receivable .....................        $ 13,684         $ 11,797
   Direct call provisioning receivable ...........           5,343            7,268
   Customer reimbursable receivable ..............             377              752
   Other receivables .............................             213              231
                                                          --------         --------
                                                            19,617           20,048
     Less: Allowance for doubtful accounts .......          (1,608)          (3,589)
                                                          --------         --------
                                                          $ 18,009         $ 16,459
                                                          ========         ========


Bad debt expense was $1.5 million and $1.6 million for the three months ended June 30, 2000 and 1999, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2000 and 1999, respectively.

Property and equipment consists of the following:


                                                          JUNE 30,       DECEMBER 31,
                                                            2000             1999
                                                          --------       ------------
                                                             (AMOUNTS IN THOUSANDS)
Property and equipment, net:
   Telecommunications equipment ..................        $ 60,160         $ 55,487
   Construction in progress ......................           8,129            7,341
   Office equipment ..............................          10,696            9,169
                                                          --------         --------
                                                            78,985           71,997
     Less: Accumulated depreciation and
             amortization ........................         (41,531)         (38,139)
                                                          --------         --------
                                                          $ 37,454         $ 33,858
                                                          ========         ========

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(2)  BALANCE SHEET COMPONENTS (CONTINUED)

Intangible and other assets consist of the following:



                                                          JUNE 30,       DECEMBER 31,
                                                            2000             1999
                                                          --------       ------------
                                                             (AMOUNTS IN THOUSANDS)
Intangible and other assets, net:
   Patent license rights .........................        $  3,325         $  3,325
   Purchased technology assets ...................           2,487            2,487
   Capitalized software development costs ........             663              651
   Acquired software technologies ................           1,791            1,783
   Patent defense and application costs ..........           2,579            2,583
   Deposits and long-term prepayments ............           1,512            1,183
   Other .........................................           1,386            1,649
                                                          --------         --------
                                                            13,743           13,661
     Less: Accumulated amortization ..............          (5,246)          (4,409)
                                                          --------         --------
                                                          $  8,497         $  9,252
                                                          ========         ========

Accrued liabilities consist of the following:


                                                          JUNE 30,       DECEMBER 31,
                                                            2000             1999
                                                          --------       ------------
                                                             (AMOUNTS IN THOUSANDS)

      Accrued liabilities:
         Deferred revenue and customer advances ..        $  1,667        $  2,114
         Compensation related ....................             875           1,175
         Other ...................................           2,173           2,635
                                                          --------        --------
                                                          $  4,715        $  5,924
                                                          ========        ========

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3)  DEBT

     Debt consists of the following:



                                                          JUNE 30,       DECEMBER 31,
                                                            2000             1999
                                                          --------       ------------
                                                             (AMOUNTS IN THOUSANDS)
Debt:
   Bank lines of credit ..........................        $ 26,704        $ 28,461
   Subordinated note payable .....................           3,750              --
   Other .........................................             282             460
                                                          --------        --------
                                                            30,736          28,921
   Less current portion ..........................          30,659           7,366
                                                          --------        --------
     Non current portion .........................        $     77        $ 21,555
                                                          ========        ========

     Bank Line of Credit

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provides for maximum credit of $40 million subject to limitations based on financial covenant calculations. The Credit Facility is comprised of a one year LIBOR component of $15 million at an interest rate of LIBOR plus 4.0% at June 30, 2000; a one month LIBOR component of $7 million at an interest rate of LIBOR plus 4.0% at June 30, 2000; and $4.7 million at the Bank's prime rate, 9.5% at June 30, plus 1.25%. As of June 30, 2000, the total interest rates on borrowings under the bank Credit Facility ranged from 8.8% to 10.75%. The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

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

     In July 2000, the Company and its lenders amended its credit agreement to provide for revised financial covenants and extended the maturity date until April 30, 2001 and as a result the debt with the bank has been classified as a current liability. The Company raised $7.5 million of additional financing in April 2000. The net proceeds were used to reduce the outstanding balance on the credit facility. As of June 30, 2000, the Company is in compliance with all terms of the agreement with the lenders. The maximum amount of credit under the credit facility available to the Company is dependent upon the Company's financial performance. Based on the financial covenants, the Company's maximum borrowings at June 30, 2000 are less than $40 million.

     Subordinated Note Payable

     The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (10.5% at June 30, 2000) which is payable every six months beginning in October 2000. The lender also received warrants to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. The estimated fair value of the stock purchase warrants, using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4)  STOCKHOLDERS EQUITY

     PREFERRED STOCK OFFERING

     In April 2000, the Company issued 3,750 shares of our Series A Convertible Redeemable Preferred Stock and a five-year stock purchase warrant exercisable for 340,909 shares at $6.60 per share of the Company's common stock to RGC International Investors, LLC, a fund managed by Rose Glen Capital Management LP. The Company allocated the fair value of the warrants ($1.1 million) to additional paid-in capital and recognized a discount on the preferred shares issued. The net proceeds from the issuance were $3.5 million, net of offering costs. The Company also issued warrants to purchase 50,000 shares of common stock to the broker on the sale of the preferred stock at an exercise price of $6.60 per share. The stock purchase warrants were valued at fair value ($163,000) using the Black-Scholes model and are being amortized as accretion of discount on preferred stock over the term of the preferred stock.

     The preferred stock is convertible into common stock at a variable conversion price based on the closing market price of the common stock during a pricing period of 5 consecutive trading days during the 22 consecutive trading days preceding conversion, up to a "fixed" conversion price. The fixed conversion price is the lower of $6.05 per share or 110% of the market price of the Company's common stock for 10 days ending on August 17, 2000 if it is below $6.05. With limited exceptions relating to a change in control of the Company, during the six month period after the issuance of the preferred stock, the preferred stock is not convertible into the common stock unless the market price of the common stock equals or exceeds the fixed conversion price. After the six-month period, the Company has the right repurchase the preferred stock upon receipt of notice to convert the preferred shares into common stock, if the market price of the common stock is less that the fixed conversion price.

     The preferred stock is redeemable at the option of the Company, subject to certain restrictions, if the market price of the Company's common stock is less than or equal to $4.00 for 10 consecutive days. The redemption is subject to notice requirements. The cash redemption price is the greater of 120% of the liquidation preference, or a value based on the number of shares of common stock issuable upon conversion of the preferred stock multiplied by the highest closing price of the common stock during a period from notice of redemption until the redemption date. Redemption of the preferred stock is mandatory at its maturity date, April 17, 2003; upon assignment of all assets of the Company; bankruptcy; failure to maintain a Nasdaq listing; or failure to meet certain other terms set forth in the preferred stock agreements.

     The preferred stock is non-voting and pays no dividends. In the event of liquidation, dissolution or winding up of the Company, or major transaction, including merger or sale or disposal of 50% of the company, the holders of the preferred stock are entitled to a liquidation preference of 8% per annum.

     The Company accounted for these transactions in accordance with ETIF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The company recognized an increase in additional paid in capital in the amount of $771,000 for the value of the beneficial conversion. The Company will accrete the resulting discount in the preferred stock to loss applicable to common stockholders over the six-month period beginning April 17, 2000.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)  SEGMENT INFORMATION

     The Company has three reportable segments; the Corrections Divisions, the SpeakEZ Division, and the Internet Services Division. The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three and six months ended June 30, 2000 and 1999 is as follows (amounts in thousands):



                                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------        -------------------------
                                                       2000             1999             2000             1999
                                                     --------         --------         --------         --------
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division ......................        $ 20,006         $ 17,712         $ 37,677         $ 35,471
  SpeakEZ Division ..........................              20               34              100               59
  Internet Services Division ................           6,743               --           12,561               --
                                                     --------         --------         --------         --------
                                                     $ 26,769         $ 17,746         $ 50,338         $ 35,530

OPERATING INCOME (LOSS):
  Corrections Division ......................        $ (1,149)        $     15         $ (2,203)        $     64
  SpeakEZ Division ..........................            (538)            (574)            (928)          (1,369)
  Internet Services Division ................           1,194               --            1,912               --
                                                     --------         --------         --------         --------
                                                     $   (493)        $   (559)        $ (1,219)        $ (1,305)

DEPRECIATION AND AMORTIZATION:
  Corrections Division ......................        $  2,887         $  2,611         $  5,699         $  5,173
  SpeakEZ Division ..........................             230              237              467              497
  Internet Services Division ................              --               --               --               --
                                                     --------         --------         --------         --------
                                                     $  3,117         $  2,848         $  6,166         $  5,670

INTEREST AND OTHER EXPENSE, NET:
  Corrections Division ......................        $   (367)        $   (426)        $   (442)        $   (703)
  SpeakEZ Division ..........................            (306)            (207)            (585)            (414)
  Internet Services Division ................              --               --               --               --
                                                     --------         --------         --------         --------
                                                     $   (673)        $   (633)        $ (1,027)        $ (1,117)

SEGMENT EARNINGS (LOSS) BEFORE
INCOME TAXES:
  Corrections Division ......................        $ (1,516)        $ (1,238)        $ (2,645)        $ (1,656)
  SpeakEZ Division ..........................            (844)            (781)          (1,513)          (1,783)
  Internet Services Division ................           1,194               --            1,912               --
                                                     --------         --------         --------         --------
                                                     $ (1,166)        $ (2,019)        $ (2,246)        $ (3,439)

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5)  SEGMENT INFORMATION (CONTINUED)


                                                       JUNE 30, 2000    DECEMBER 31, 1999
                                                       -------------    -----------------
SEGMENT ASSETS:
 Corrections Division ............................        $ 72,382          $ 66,534
 SpeakEZ Division ................................           2,248             3,599
 Internet Services Division ......................              --                --
                                                          --------          --------
                                                          $ 74,630          $ 70,133
                                                          ========          ========


     There was no intersegment revenue for the three months ended June 30, 2000 and 1999. Unallocated amounts to arrive at net earnings (loss) included an income tax (expense) benefit of $(103,000) and $1,398,000 for the six months ended June 30, 2000 and 1999, respectively. Consolidated total assets included eliminations of approximately $12.7 million and $13.0 million as of June 30, 2000 and December 31, 1999, respectively. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the SpeakEZ Division related solely to intercompany borrowing of the SpeakEZ Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999, which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections and Internet Service Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability to win new contracts for our products and services, including Lock & Track(TM), Contain(R) and our Internet Services Division, the ability of our existing customers, including AT&T, to maintain their market share of the inmate calling market, the successful integration of Gateway Technologies, Inc. into our business, our ability to penetrate the market for jail management systems, the ability to reduce expenditures in the SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996 that could affect our sales or pricing, the impact of competitive products and pricing particularly in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

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

Telecommunications services revenue is generated under long-term contracts. Pricing historically provided for transaction fees paid on a per-call basis. We are paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The per-call charge is primarily for the provisioning of specialized call processing services to telecommunications service providers for their customers, the correctional facilities. However, recently we entered into a contract amendment with a significant customer to record revenue as a percentage of gross revenue earned by the customer, subject to certain adjustments. This new pricing was an effort by us to have our pricing remain flexible and not be effected by factors that affected call volumes. Pursuant to the amendment, we also recognized certain telecommunications expenses that were previously reimbursable charges to this customer. These charges were previously reimbursable costs to the customer. Our telecommunications service provider customers include AT&T, Bell Atlantic, Qwest (formerly US WEST), SBC Communications (including Ameritech), BellSouth, Sprint and GTE.

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

We recognized significant Internet Services revenue and related costs for the three and six months ended June 30, 2000 under this agreement. Our gross margin on these services was 18% and 15% for the three and six months ended June 30, 2000, respectively. The gross margin is effected by the negotiated base management fee and contract incentive payments. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services. The Company anticipates adding personnel to expand the service offerings of the Internet Services Division beyond the scope of the current contract.

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

Even with the changes in marketing strategy, there can be no assurance that the products based on the SpeakEZ technology will achieve the necessary market acceptance or become widely adopted. The market for speaker verification software has only recently begun to develop. As is typical in the case of a new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Our voice print revenue has been minimal to date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended June 30, 2000 and 1999.


                                                                2000            1999
                                                               ------          ------
Revenue:
   Telecommunications services ........................            45%             57%
   Direct call provisioning ...........................            27              39
   Internet services ..................................            25              --
   Equipment sales and other ..........................             3               4
                                                               ------          ------
Total revenue .........................................           100             100

Expenses:
   Operating costs ....................................            67              62
   Selling, general and administrative ................            17              18
   Research and development ...........................             6               7
   Depreciation and amortization ......................            12              16
                                                               ------          ------
     Operating loss ...................................            (2)             (3)
   Merger transaction expenses ........................            --              (5)
   Interest and other expense .........................            (2)             (3)
                                                               ------          ------
     Loss before income taxes .........................            (4)            (11)
   Income tax (expense) benefit .......................            (1)              4
                                                               ------          ------
           Net loss ...................................            (5)             (7)
   Accretion of discount on redeemable convertible
     preferred stock ..................................            (2)             --
                                                               ------          ------
           Net loss applicable to common stock ........            (7)%            (7)%
                                                               ======          ======

Total Revenue. Total revenue for the three months ended June 30, 2000 was $26.8 million, an increase of 51% over $17.8 million for the corresponding prior period. This increase was primarily attributable to the commencement of Internet services, as well as increases in telecommunications services revenue and equipment sales and other offset, in part by decreases in direct call provisioning revenue.

The 19% increase in telecommunications services revenue to $12.0 million in the three months ended June 30, 2000, from $10.1 million for the corresponding prior period, was due primarily to an increase in contract prices. We changed our pricing to a significant customer whereby revenue is calculated as a percentage of our customer's gross revenue versus a transaction fee per call. In addition we experienced an increase in revenue due to call volume increases, primarily due to the addition of new sites.

Direct call provisioning revenue increased to $7.2 million for the three months ended June 30, 2000, from $7.0 million in the corresponding prior period. This increase was due to the addition of sites for which we were provisioning the long distance service. The addition of sites is primarily a result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions.

The Internet Services contract commenced in December 1999. Future revenue is dependent upon the base of subscribers and contract incentive payments. Internet gross margin for the three months ended June 30, 2000 was 18%.

Equipment sales and other revenue increased 25% to $826,000 for the three months ended June 30, 2000 from $660,000 in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory. In the three months ended June 30, 2000 we had sales of approximately $676,000 to this telecommunications service provider customer. We do not expect significant equipment sales in the near future.

Operating costs. Total operating costs were $18.0 million in the three months ended June 30, 2000, an increase of 64% from $10.9 million in the corresponding prior period. The increases were primarily due to the commencement of Internet services as well as increases in telecommunication services and the cost of equipment sold and other expenses offset by a reduction in direct call provisioning expenses.

Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services expense consists of Internet bandwidth costs. Cost of equipment sold and other includes primarily the purchase price of equipment which is resold. Other equipment cost components was minimal. Voice print operating costs include royalty charges, the cost of hardware and the cost of services which amounts are reflected as other operating costs.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended June 30, 2000 and 1999.


                                                          2000         1999
                                                          ----         ----
Operating costs:
  Telecommunications services ....................          45%          42%
  Direct call provisioning .......................          93           92
  Internet services ..............................          82           --
  Cost of equipment sold and other ...............          40           32


Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 45% for the three months ended June 30, 2000, an increase from 42% for the corresponding prior period. The increase was due primarily to cost increases. Total telecommunications services operating expenses were $5.4 million for the three months ended June 30, 2000 and $4.3 million for the corresponding prior period. The increase in 2000 is due to new services being provisioned for a significant customer as part of a contract amendment and due to increases in personnel costs. The increase included bonus costs associated with our line installation bonus program. The bonus program ended as of June 30, 2000. Also, the addition of new personnel in the National Service Center and other operational support functions contributed to cost increases. To a lesser extent, increases in travel and contract labor contributed to the overall cost increase. With the addition or personnel at our National Service Center and based on contract negotiations we believe we can reduce field operations personnel in the near future.

Direct call provisioning costs as a percentage of applicable revenue increased slightly to 93% of revenue for the three months ended June 30, 2000 an increase from 92% for the corresponding prior period. These costs include increases due to site commissions and transmissions costs offset by a reduction in bad debt expense because of improved collections.

The contract for Internet services commenced in December 1999. Future revenue increases are dependent upon the base of subscribers and additional contract incentive payments. Cost of equipment sold and other increased in the three months ended June 30, 2000 and also increased as a percentage of corresponding revenue from the corresponding prior primarily due to the change in the revenue mix for equipment sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million for the three months ended June 30, 2000 compared to $3.3 million for the corresponding prior period. Selling, general and administrative expenses associated with the Corrections Division were $4.5 million for the three months ended June 30, 2000 compared to $3.1 million in the corresponding prior period. The increase in the three months ended June 30, 2000 was primarily due to increases in salary and benefits for additional personnel, from raises for existing personnel and the installation bonus program. Other expenses, including travel and professional fees, increased due to the integration of Gateway's operations. We anticipate selling, general and administrative expenses to remain consistent with current levels in the near future.

Research and Development Expenses. Research and development expenses were $1.6 million in the three months ended June 30, 2000 compared to $1.3 million for the corresponding prior period. Research and development expenses for the

Corrections Division were $1.3 million in the three months ended June 30, 2000 and $1.1 million in the corresponding prior period. The increase was primarily due to increased personnel expenses. We anticipate research and development expenses to remain consistent for the remainder of the year.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.1 million in the three months ended June 30, 2000, an increase from $2.8 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations.

Merger Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to approximately $827,000 for the three months ended June 30, 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Interest and Other Expense, Net. Interest and other expense, net was $673,000 for the three months ended June 30, 2000, an increase from $633,000 for the corresponding prior period. Included in other income in the three months ended June 30, 2000 is a gain of approximately $46,000 on the sale of used telecommunications equipment. Interest expense was $719,000 for the three months ended June 30, 2000, and $633,000 for the corresponding prior period. The increase in 2000 was attributable to an increase in the average amount of indebtedness outstanding and an increase in interest rates. The average debt balance increased primarily due to the increase in capital expenditures.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

The following table sets forth certain statement of operations data as a percentage of total revenue for the six months ended June 30, 2000 and 1999.



                                                                2000            1999
                                                               ------          ------
Revenue:
   Telecommunications services ........................            44%             56%
   Direct call provisioning ...........................            29              38
   Internet services ..................................            25              --
   Equipment sales and other ..........................             2               6
                                                               ------          ------
    Total revenue .....................................           100             100

Expenses:
   Operating costs ....................................            68              62
   Selling, general and administrative ................            17              19
   Research and development ...........................             5               7
   Depreciation and amortization ......................            12              16
                                                               ------          ------
   Operating loss .....................................            (2)             (4)
   Merger transaction expenses ........................            --              (3)
   Interest and other expense .........................            (2)             (3)
                                                               ------          ------
   Loss before income taxes ...........................            (4)            (10)
   Income tax (expense) benefit .......................            --               4
                                                               ------          ------
           Net loss ...................................            (4)             (6)
   Accretion of discount on redeemable convertible
   preferred stock ....................................            (1)             --
                                                               ------          ------
           Net loss applicable to common stock ........            (5)%            (6)%
                                                               ======          ======

Total Revenue. Total revenue for the six months ended June 30, 2000 was $50.3 million, an increase of 42% over $35.5 million for the corresponding prior period. This increase was primarily attributable to the commencement of Internet services, as well as increases in telecommunications services revenue and direct call provisioning revenue offset in part by decreases in equipment sales and other.

The 11% increase in telecommunications services revenue to $22.1 million in the six months ended June 30, 2000, from $19.9 million for the corresponding prior period, was due primarily to an increase in contract prices. We changed our pricing to a significant customer whereby revenue is calculated as a percentage of our customer's gross revenue versus a transaction fee per call. In addition we experienced an increase in revenue due to call volume increases, primarily due to the addition of new sites.

Direct call provisioning revenue increased 7% to $14.5 million for the six months ended June 30, 2000, from $13.5 million in the corresponding prior period. This increase was due to the addition of new sites primarily for which we are provisioning the long distance service. The addition of sites is primarily a result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions.

The Internet Services contract commenced in December 1999. Future revenue increases are dependent upon the base of subscribers and additional contract incentive payments.

Equipment sales and other revenue decreased 43% to $1.2 million for the six months ended June 30, 2000 from $2.1 million in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory. In the six months ended June 30, 2000 we had sales of approximately $1.1 million to this telecommunications service provider customer. The reduction for the six months ended June 30, 2000 from the corresponding prior period is due primarily to the timing of purchases by this customer.

Operating costs. Total operating costs were $34.3 million in the six months ended June 30, 2000, an increase of 57% from $21.9 million in the corresponding prior period. The increases were primarily due to the commencement of Internet services as well as increases in telecommunication services and direct call provisioning expenses offset by a reduction in the cost of equipment sold and other expenses.

Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services expense consists of Internet bandwidth costs. Cost of equipment sold and other includes primarily the purchase price of equipment which is resold. Other equipment cost components was minimal. Voice print operating costs include royalty charges, the cost of hardware and the cost of services which amounts are reflected as other operating costs.

The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the six months ended June 30, 2000 and 1999.


                                                     2000         1999
                                                     ----         ----
Operating costs:
  Telecommunications services ...............          45%          43%
  Direct call provisioning ..................          92           93
  Internet services .........................          85           --
  Cost of equipment sold and other ..........          45           41


Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 45% for the six months ended June 30, 2000, an increase from 43% for the corresponding prior period. The increase was due to cost increases. Total telecommunications services operating expenses were $9.9 million for the six months ended June 30, 2000 and $8.5 million for the corresponding prior period. The increase in 2000 is due to new services being provisioned for a significant customer as part of a contract amendment and due to increases in personnel costs. The increase included bonus costs associated with our line installation bonus program. The bonus program ended as of June 30, 2000. Also, the addition of new personnel in the National Service Center and other operational support functions contributed to cost increases. To a lesser extent, increases in travel, consulting services, repairs and maintenance contributed to the overall cost increase.

Direct call provisioning costs as a percentage of applicable revenue decreased to 92% of revenue for the six months ended June 30, 2000 from 93% in for the corresponding prior period. This decrease was primarily due to a reduction in bad debt expense because of improved collections.

The contract for Internet services commenced in December 1999. Cost of equipment sold and other decreased in the six months ended June 30, 2000 but increased as a percentage of corresponding revenue from the corresponding prior primarily due to the change in the revenue mix for equipment sales and voice print sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million for the six months ended June 30, 2000 compared to $6.6 million for the corresponding prior period. Selling, general and administrative expenses associated with the Corrections Division were $8.1 million for the six months ended June 30, 2000 compared to $6.2 million in the corresponding prior period. The increase in the six months ended June 30, 2000 was primarily due to increases in salary and benefits for additional personnel, from raises for existing personnel and the installation bonus program. Other expenses increased due to travel, communications and professional fees due to the integration of Gateway operations.

Research and Development Expenses. Research and development expenses were $2.7 million in the six months ended June 30, 2000 compared to $2.6 million for the corresponding prior period. Research and development expenses for the Corrections Division were $2.4 million in the six months ended June 30, 2000 and $2.2 million in the corresponding prior period. The increase was primarily due to higher travel and consulting costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $6.2 million in the six months ended June 30, 2000, an increase from $5.7 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations.

Merger Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to approximately $1.0 million for the six months ended June 30, 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Interest and Other Expense, Net. Interest and other expense, net was $1.0 million for the six months ended June 30, 2000, a decrease from $1.1 million for the corresponding prior period. Included in other income in the six months ended June 30, 2000 is a gain of approximately $334,000 on the sale of used telecommunications equipment. There was $59,000 of miscellaneous other income in the six months ended June 30, 1999. Interest expense was $1.4 million for the six months ended June 30, 2000, and $1.0 million for the corresponding prior period. The increase in 2000 was attributable to an increase in the average amount of indebtedness outstanding and an increase in interest rates. The average debt balance increased primarily due to the increase in capital expenditures and business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

We incurred losses from continuing operations for the six months ended June 30, 2000 of $2.3 million and had a working capital deficit of $30.8 million at June 30, 2000. In July 2000 our lenders amended our credit agreement to provide for revised financial covenants. Additionally, we raised $7.5 million of debt and equity financing in April 2000. The net proceeds were used to reduce the outstanding balance on our credit facility. We are taking steps to improve our cash flow from operations, including renegotiating contract pricing and cost control measures in order to carry out the remainder of our fiscal 2000 business plan. However, there can be no assurance that we will be successful in increasing our cash flow from operations and we may require additional financing to fund our operations. In the event additional financing is required, we may not be able to obtain financing on terms acceptable to us and we may have to curtain operations.

We present the following information for the six months ended June 30, 2000 and 1999 and as of June 30, 2000 and December 31, 1999:


                                                            2000             1999
                                                          --------         --------
                                                            (AMOUNTS IN THOUSANDS)
Cash provided by operating activities ............        $  3,083         $  5,342
Working capital deficit ..........................        $(30,783)        $ (8,152)


We have historically relied upon commercial borrowings, operating cash flow and the sale of equity securities to fund our operations and capital needs. Cash provided by operations decreased 42% to $3.1 million for the six months ended June 30, 2000 from $5.3 million in the corresponding prior period primarily due to an increase in the net loss, reductions in accounts payable, and increases in accounts receivable. The increase in the working capital deficit is primarily due to the classification of the bank credit facility. The current maturity of the facility is April 30, 2001.

Purchases of property and equipment were $8.5 million in the six months ended June 30, 2000 compared to $6.3 million for the corresponding prior period. The 36% increase in purchases of property and equipment was primarily due to additional inmate calling system installations and upgrades to existing systems.

DEBT AND EQUITY

We have been funding our operations primarily from available borrowings under a line of credit and by using cash provided by operations. Due to our capital requirements for new installations and the merger with Gateway, in September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The maximum amount of credit under the credit facility available to the Company is dependent upon the Company's financial performance. Based on the financial covenants, the Company's maximum borrowings at June 30, 2000 were less than $40 million. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. In addition, we raised $7.5 million of debt and equity financing in April 2000. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility.

We anticipate that our capital expenditures in 2000 will be consistent with 1999 based on our anticipated growth in installed systems at correctional facilities. We believe our Credit Facility and cash flows from operations will be sufficient in order for us to meet our anticipated cash needs for anticipated new installations of inmate call processing systems and upgrades of existing systems and to finance our operations for at least the next 12 months. However, there can be no assurance that we will be successful in increasing our cash flow from operations and we may require additional financing to fund operations. In the event additional financing is required, we may not be able to obtain financing on terms acceptable to us and we may have to curtain operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate risk as discussed below.

INTEREST RATE RISK

We have current debt outstanding under the credit facility of $26.7 million at June 30, 2000. The credit facility bears interest at differing rates including, $22 million at LIBOR plus 4.0% and the remaining balance at the prime rate, 9.5% at June 30, 2000, plus 1.25%. Interest on LIBOR rate loans is payable at the end of the interest period applicable to the loan but not longer than every six months. Interest on prime rate loans is payable every six months. Since the interest rates on the loans outstanding are variable and are reset periodically, we are exposed to interest rate risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $280,000 based on the amount of borrowings outstanding under the line of credit at June 30, 2000.

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

In a case brought in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et. al., the complaint joins as several inmate telecommunications service providers, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. Although management believes the likelihood of an unfavorable outcome is low, there can be no assurance that a judgment against a class of defendant providers will not ultimately be entered.

Gateway is a defendant in a case brought in United States District Court Western District of Kentucky at Louisville, styled Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. The complaint in this case joined as defendants several states, political subdivisions of states, and inmate service telecommunications providers and was filed contemporaneously with a request for certification by the court of a nationwide plaintiffs' class action consisting of all persons who have received and paid for telephone calls initiated by an inmate at a prison, jail or other correctional institution for the provision of "collect only" inmate telecommunications services. The complaint sought declaratory and injunctive relief and money damages in an unstated amount for alleged violations of the Sherman Antitrust Act, the Robinson-Patman Act and the U.S. Constitution. The district court held, on motions to dismiss; Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss plaintiff's prayer for injunctive relief, despite these findings. The case is currently subject to appeal and cross appeal in the Second Circuit Court of Appeals. Although Gateway believes the District Court holding will not be overturned it is possible the in may be and there can be no assurance that a judgment against a class of the providers will not ultimately be entered.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2000 the Company held its Annual Meeting of Shareholders to elect four directors of the Company to hold office until the 2003 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified and to ratify the selection of KPMG LLP; independent auditors, as auditors of the Company for the year ending December 31, 2000. The directors were elected and KPMG was ratified as independent auditors with the following voting results; 10,712,465 FOR; 113,281 AGAINST; and 400 WITHHOLD.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits

          10.12 First Amendment to Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA, COBANK, ACB, and INTRUST Bank, NA dated July 11, 2000.

          27       Financial Data Schedule.


(b) The Company filed a Form 8-K dated April 19, 2000 reporting the following:

          Item 5 on Form 8-K regarding additional equity financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   T-NETIX, INC.
                                   ---------------------------------------------
                                   (Registrant)

   Date  August 14, 2000           By:  /s/ Alvyn A. Schopp
         ---------------               -----------------------------------------
                                        Alvyn A. Schopp, Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 10.12              First Amendment to Loan Agreement $40,000,000 Revolving Line
                    of Credit from Bank One, Colorado, NA, COBANK, ACB, and
                    INTRUST Bank, NA dated July 11, 2000.

 27                 Financial Data Schedule.