Form 10-Q
period 2000-09-30
T NETIX INC
filed 2000-11-13
CIK 929757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-25016

                                 T-NETIX, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   COLORADO                                      84-1037352
         (State of Other Jurisdiction                         (I.R.S. Employer
              of Incorporation)                             Identification No.)

           67 INVERNESS DRIVE EAST
             ENGLEWOOD, COLORADO                                   80112
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    CLASS                             OUTSTANDING AT NOVEMBER 9, 2000
                    -----                             -------------------------------
       Common Stock, $.01 stated value                           12,978,242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-Q CROSS REFERENCE INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION
Item 1  Condensed Financial Statements (Unaudited)..................     2
Item 2  Management's Discussion and Analysis of Financial Condition     13
          and Results of
          Operations................................................
Item 3  Quantitative and Qualitative Disclosure About Market Risk...    21

                         PART II OTHER INFORMATION
Item 1  Legal Proceedings...........................................    22
Item 2  Changes in Securities and Use of Proceeds...................    22
Item 3  Defaults Upon Senior Securities.............................    23
Item 4  Submission of Matters to a Vote of Security Holders.........    23
Item 5  Other Information...........................................    23
Item 6  Exhibits and Reports on Form 8-K............................    23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30,
  2000 and December 31, 1999 (Unaudited)....................    3
Condensed Consolidated Statements of Operations for the
  Three Months Ended September 30, 2000 and 1999, and the
  Nine Months Ended September 30, 2000 and 1999
  (Unaudited)...............................................    4
Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 2000 and 1999 (Unaudited)......    5
Notes to Condensed Consolidated Financial Statements
  (Unaudited)...............................................    6

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
ASSETS

Cash and cash equivalents...................................    $     14        $    118
Accounts receivable, net....................................      18,583          16,459
Prepaid expenses............................................       1,936           1,038
Inventories.................................................         192             710
                                                                --------        --------
          Total current assets..............................      20,725          18,325
Property and equipment, net.................................      36,552          33,858
Goodwill, net...............................................       5,860           6,401
Deferred tax asset..........................................       2,247           2,297
Intangible and other assets, net............................       8,460           9,252
                                                                --------        --------
          Total assets......................................    $ 73,844        $ 70,133
                                                                ========        ========

                   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                 AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable..........................................    $ 10,597        $ 13,187
  Accrued liabilities.......................................       6,072           5,924
  Current portion of long term debt.........................      32,209           7,366
                                                                --------        --------
          Total current liabilities.........................      48,878          26,477
  Long-term debt............................................          43          21,555
                                                                --------        --------
          Total liabilities.................................      48,921          48,032
Series A redeemable convertible preferred stock, $1,000 per
  share, stated value, 3,750 shares authorized; issued and
  outstanding at September 30, 2000; liquidation preference
  of $3,875,000 at September 30, 2000.......................       2,357              --
Stockholders' equity:
  Common stock, $.01 stated value, 70,000,000 shares
     authorized; 12,733,084 and 12,699,400 shares issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................         127             127
  Additional paid-in capital................................      37,052          35,791
  Accumulated deficit.......................................     (14,613)        (13,817)
                                                                --------        --------
          Total stockholders' equity........................      22,566          22,101
                                                                --------        --------
Commitments and contingencies
  Total liabilities, redeemable convertible preferred stock
     and stockholders' equity...............................    $ 73,844        $ 70,133
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                        -------------------   ------------------
                                                          2000       1999      2000       1999
                                                        --------   --------   -------   --------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Revenue:
  Telecommunications services.........................  $14,615    $ 9,761    $36,693   $ 29,631
  Direct call provisioning............................    6,811      6,811     21,303     20,334
  Internet services...................................    7,367         --     19,928         --
  Equipment sales and other...........................      494        190      1,701      2,318
                                                        -------    -------    -------   --------
          Total revenue...............................   29,287     16,762     79,625     52,283
                                                        -------    -------    -------   --------
Expenses:
  Operating costs:
     Telecommunications services......................    5,405      4,509     15,265     13,177
     Direct call provisioning.........................    6,050      6,281     19,318     18,820
     Internet services................................    5,953         --     16,602         --
     Cost of equipment sold and other.................      105         56        655        934
                                                        -------    -------    -------   --------
          Total operating costs.......................   17,513     10,846     51,840     32,931
  Selling, general and administrative.................    5,144      3,440     13,464      9,907
  Research and development............................    1,236      1,100      3,980      3,716
  Impairment of telecommunication assets..............       --      4,632         --      4,632
  Depreciation and amortization.......................    3,106      2,947      9,273      8,618
                                                        -------    -------    -------   --------
          Total expenses..............................   26,999     22,965     78,557     59,804
                                                        -------    -------    -------   --------
            Operating income (loss)...................    2,288     (6,203)     1,068     (7,521)
Merger transaction expenses...........................       --         --         --     (1,017)
Interest and other expense, net.......................     (734)      (479)    (1,760)    (1,595)
                                                        -------    -------    -------   --------
Income (loss) before income taxes.....................    1,554     (6,682)      (692)   (10,133)
Income tax (expense) benefit..........................       --         --       (103)     1,117
                                                        -------    -------    -------   --------
Net income (loss).....................................    1,554     (6,682)      (795)    (9,016)
Accretion of discount on redeemable convertible
  preferred stock.....................................     (515)        --       (945)        --
                                                        -------    -------    -------   --------
Net income (loss) applicable to common stockholders...  $ 1,039    $(6,682)   $(1,740)  $ (9,016)
                                                        -------    -------    -------   --------
Basic net income (loss) per common share..............  $  0.08    $ (0.53)   $ (0.14)  $  (0.72)
                                                        =======    =======    =======   ========
Diluted net income (loss) per common share............  $  0.08    $ (0.53)   $ (0.14)  $  (0.72)
                                                        =======    =======    =======   ========
Shares used in computing basic net income (loss)
  per common share....................................   12,733     12,699     12,761     12,448
                                                        =======    =======    =======   ========
Shares used in computing diluted net income (loss)
  per common share....................................   13,025     12,699     12,761     12,448
                                                        =======    =======    =======   ========

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $   (795)    $ (9,016)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................      9,273        8,618
     Impairment loss........................................         --        4,632
     Deferred income tax expense (benefit)..................         50       (1,338)
     Gain on sale of property and equipment.................       (324)        (108)
     Accretion of discount on subordinated note payable.....         40           --
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................     (2,124)       1,253
       Prepaid expenses.....................................       (898)        (512)
       Inventories..........................................        518           --
       Intangibles and other assets.........................       (410)        (186)
       Accounts payable.....................................     (2,590)       4,349
       Accrued liabilities..................................        142           68
                                                               --------     --------
          Cash provided by operating activities.............      2,882        7,760
                                                               --------     --------
Cash used in investing activities:
  Purchase of property and equipment........................    (10,178)     (10,080)
  Proceeds from disposal of property and equipment..........        350           --
  Other investing activities................................        (23)        (803)
                                                               --------     --------
          Cash used in investing activities.................     (9,851)     (10,883)
                                                               --------     --------
Cash flows from financing activities:
  Net proceeds from (payments on) line of credit............        (69)       5,877
  Proceeds from debt........................................      3,750       25,000
  Payments of debt..........................................       (350)     (27,790)
  Proceeds from issuance of redeemable convertible preferred
     stock, net.............................................      3,459           --
  Common stock issued for cash under stock option plans.....         75          257
                                                               --------     --------
          Cash provided by financing activities.............      6,865        3,344
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........       (104)         221
Cash and cash equivalents at beginning of period............        118          678
                                                               --------     --------
Cash and cash equivalents at end of period..................   $     14     $    899
                                                               ========     ========
Cash paid for interest......................................   $  1,535     $  1,639
                                                               ========     ========
Cash paid for income taxes..................................   $    103     $    113
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

  Liquidity

     The Company recorded net income from operations of $1.6 million in the three months and a net loss of $795,000 for the nine months ended September 30, 2000. The working capital deficit as of September 30, 2000 was $28.1 million. In July 2000, the Company and its lenders amended the Company's credit agreement to revise certain financial covenants and extended the maturity date until April 30, 2001, and as a result the debt with the bank has been classified as a current liability.

     The Company has taken steps to increase cash flow from operations, including renegotiating contract pricing and cost control measures, in order to carry out the remainder of its fiscal 2000 business plan. These changes have allowed the company to generate net income for the three months ended September 30, 2000. A decrease in cash flows from operations for the nine months ended September 30, 2000 was primarily the result of higher levels of trade receivables and a reduction in trade payables. The Company will require additional financing to fund operations and to repay or refinance existing debt as it becomes due. If the Company is not able to obtain financing on terms acceptable to the Company it may have to curtail its operations.

  Earnings (Loss) Per Common Share

     Earnings (loss) per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes the impact of potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended September 30, 2000 diluted common and common equivalent shares outstanding includes 292,000 of common share equivalents, consisting of stock options and warrants and redeemable convertible preferred stock, determined under the treasury stock method. There is no difference between basic and diluted net loss per share since

                         T-NETIX, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

potentially dilutive securities from the conversion of redeemable convertible preferred stock and the exercises of options and warrants are anti-dilutive for the nine months ended September 30, 2000 and the three and nine months ended September 30, 1999. The calculations of diluted net loss per common share for the nine months ended September 30, 2000 and the three and nine months ended September 30, 1999, do not include 359,000, 355,000 and 400,000, respectively, of potentially dilutive securities, including common stock options and warrants and redeemable convertible preferred stock.

  Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the company.

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC delayed the implementation date of SAB 101 for the Company until the quarter ended December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

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

                         T-NETIX, INC. AND SUBSIDIARIES

(2) BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
Accounts receivable, net:
  Trade accounts receivable.................................     $14,353        $12,549
  Direct call provisioning receivable.......................       5,168          7,268
  Other receivables.........................................         445            231
                                                                 -------        -------
                                                                  19,966         20,048
          Less: Allowance for doubtful accounts.............      (1,383)        (3,589)
                                                                 -------        -------
                                                                 $18,583        $16,459
                                                                 =======        =======

     Bad debt expense was $1.3 million and $1.4 million for the three months ended September 30, 2000 and 1999, respectively, and $3.9 million and $4.3 million for the nine months ended September 30, 2000 and 1999, respectively.

     Property and equipment consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
Property and equipment, net:
  Telecommunications equipment..............................    $ 61,754        $ 55,487
  Construction in progress..................................       6,702           7,341
  Office equipment..........................................      11,733           9,169
                                                                --------        --------
                                                                  80,189          71,997
          Less: Accumulated depreciation and amortization...     (43,637)        (38,139)
                                                                --------        --------
                                                                $ 36,552        $ 33,858
                                                                ========        ========

     Intangible and other assets consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
Intangible and other assets, net:
  Patent license rights.....................................     $ 3,325        $ 3,325
  Purchased technology assets...............................       2,487          2,487
  Capitalized software development costs....................         663            651
  Acquired software technologies............................       1,961          1,783
  Patent defense and application costs......................       2,590          2,583
  Deposits and long-term prepayments........................       1,724          1,183
  Other.....................................................       1,270          1,649
                                                                 -------        -------
                                                                  14,020         13,661
  Less: Accumulated amortization............................      (5,560)        (4,409)
                                                                 -------        -------
                                                                 $ 8,460        $ 9,252
                                                                 =======        =======

                         T-NETIX, INC. AND SUBSIDIARIES

(2) BALANCE SHEET COMPONENTS -- (CONTINUED)

     Accrued liabilities consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
Accrued liabilities:
  Deferred revenue and customer advances....................     $1,653          $2,114
  Compensation related......................................      1,402           1,175
  Other.....................................................      3,017           2,635
                                                                 ------          ------
                                                                 $6,072          $5,924
                                                                 ======          ======

(3) DEBT

     Debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
Debt:
  Bank lines of credit......................................     $28,392        $28,461
  Subordinated note payable.................................       3,750             --
  Other.....................................................         110            460
                                                                 -------        -------
                                                                  32,252         28,921
  Less current portion......................................      32,209          7,366
                                                                 -------        -------
          Non current portion...............................     $    43        $21,555
                                                                 =======        =======

  Bank Line of Credit

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provides for maximum credit of $40 million subject to limitations based on financial covenant calculations. The Credit Facility is comprised of a one month LIBOR component of $23.5 million at an interest rate of LIBOR plus 2.75% at September 30, 2000; and $4.9 million at the Bank's prime rate, 9.5% at September 30, plus 0.5%. As of September 30, 2000, the interest rates on borrowings under the bank Credit Facility ranged from 9.4% to 10.0%. The Company also pays a fee of 0.3% per annum on the unused portion of the line of credit.

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

     In July 2000, the Company and its lenders amended its credit agreement to provide for revised financial covenants and extended the maturity date until April 30, 2001 and as a result the debt with the bank has been classified as a current liability. The Company raised $7.5 million of additional financing in April 2000. The net proceeds were used to reduce the outstanding balance on the credit facility. As of September 30, 2000, the Company is in compliance with all terms of the amended agreement with the lenders. The maximum amount of credit under the credit facility available to the Company is dependent upon the Company's financial performance. Based on the financial covenants, the Company's maximum available borrowings at September 30, 2000 were $34.3 million.

                         T-NETIX, INC. AND SUBSIDIARIES

(3) DEBT -- (CONTINUED)

  Subordinated Note Payable

     The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (10.5% at September 30, 2000) which is payable every six months beginning in October 2000. The lender also received warrants to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt.

(4) STOCKHOLDERS EQUITY

     In April 2000, the company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. The company accounted for the transaction in accordance with ETIF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The Company recognized an increase in additional paid in capital in the amount of $771,000 for the value of the beneficial conversion. The Company is accreting the resulting discount on the preferred stock to income (loss) applicable to common stockholders over the six-month period beginning April 17, 2000. The series A preferred stock does not bear any dividends.

     In the event of any liquidation, dissolution or winding up of the Company, merger with a change in voting control or a sale of substantially all of the Company's assets, the holders of the redeemable convertible preferred stock are entitled to receive a liquidation preference of 8% per annum. If the funds available for distribution are insufficient to cover the liquidation preference, then the entire assets and funds of the Company legally available for distribution are to be distributed ratably among the holders of the redeemable convertible preferred stock.

     The preferred stock is convertible by the holder beginning on October 17, 2000. The redeemable convertible preferred stock is convertible into a number of common shares calculated by dividing (1) the sum of (a) the stated value of the preferred stock plus (b) a premium amount which is the product of the stated value multiplied by 8% annualized for the period outstanding, by the Conversion Price. The number of shares issuable upon any conversion plus any other shares held by the holders cannot exceed 4.9% of the outstanding shares of the Company's common stock.

     The Conversion Price is the lesser of the Variable Conversion Price and the Fixed Conversion Price. The Variable Conversion Price is defined as the average closing bid prices for any five consecutive trading days during the twenty-two consecutive trading day period ending one trading day prior to a notice of conversion. The Fixed Conversion Price was initially set at $6.05. In accordance with the original agreement, the Fixed Conversion Price was re-set to $4.1388 as of August 17, 2000.

     The preferred stock is redeemable at the option of the Company if the closing market price of the Company's common stock is less than or equal to $4.00 for 10 consecutive days. The optional redemption is available to the Company as long as (i) all of the shares of common stock issuable upon conversion of the Series A preferred stock are then authorized and reserved for issuance, registered for sale under the 1933 Act by the Company and such shares are eligible to trade on Nasdaq and (ii) no Mandatory Redemption Event or Trading Market Redemption event has occurred and is continuing. The amount of cash payable upon the optional redemption is the greater of (i) 120% of the liquidation preference or (ii) a parity value. The parity value is the product of (a) the number of shares of common stock issuable upon conversion of the redeemable preferred stock, as calculated using the conversion price noted above, multiplied by (b) the highest closing price of the common stock during the period from the date the notice of redemption was delivered and ending one day prior to the redemption date.

                         T-NETIX, INC. AND SUBSIDIARIES

(4) STOCKHOLDERS EQUITY -- (CONTINUED)

     If the Company provides notice at the beginning of a month in which conversion is requested, it will have the option to redeem any preferred shares submitted for conversion by the holders in cash rather than by issuing shares of common stock. The price used in the redemption shall be the closing price of the common stock on the date of conversion. The conversion date is set by the holder upon the notice of conversion. Any amounts due in cash to the holders must be paid within two trading days of the conversion.

     In the event the Company publicly announces its intention to consummate a major transaction, such as the sale, conveyance or disposition of all or substantially all of the assets of the Company, the effectuation by the Company of a transaction or series of transactions in which more than 50% of the voting power of the Company is disposed of, or the consolidation, merger or other business combination of the Corporation when the Company is not the survivor, at the option of the holders of preferred shares, (A) the company shall be required to distribute 120% of the calculated liquidation preference to holders of the preferred shares; or (B) if the transaction results in the common stock of the Company being changed into securities or assets of another corporation, the holders of the preferred shares can elect to receive such securities or assets that such holder of the preferred shares would have been entitled to receive had the holder converted the preferred shares in full immediately prior to the transaction. Alternatively, upon the happening of one of these major transaction events, the Company can elect to redeem the preferred shares from the holders rather than distributing the liquidation preference. The major transaction redemption amount will be equal to the greater of (x) the major transaction percentage, which is (A) 165% in the case of a major transaction consummated in the prior to April 17, 2001, (B) 200% in the case of a major transaction consummated on or after April 17, 2001, multiplied by the sum of (a) the stated value of the shares to be redeemed, plus (b) an amount equal to 8% per annum of the stated value for the period outstanding, plus (c) any conversion default payments, and the equivalent value of the shares to be redeemed. The equivalent value means the product of (a) the number of shares of common stock issuable upon conversion of the preferred stock utilizing the dates of the major transaction as the trading days, and the conversion price calculations noted above, multiplied by (b) the price per share of common stock paid to the stockholders in connection with the major transaction.

     In connection with the issuance of the redeemable convertible preferred stock, the Company issued a five-year stock purchase warrant exercisable for 340,909 shares at $6.60 per share of the Company's common stock. The Company allocated the fair value of the warrants ($1.1 million) to additional paid in capital and recognized a discount on the preferred shares issued. The Company also issued warrants to purchase 50,000 shares of common stock to the broker on the sale of preferred stock at an exercise price of $6.60 per share. The stock purchase warrants were valued at fair value ($163,000) using the Black-Scholes model and are being amortized as accretion of discount on preferred stock over the term of the preferred stock.

(5) COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments under operating leases for the next five years total approximately $1.5 million.

(6) SEGMENT INFORMATION

     The Company has three reportable segments; the Corrections Divisions, the SpeakEZ Division, and the Internet Services Division. The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those

                         T-NETIX, INC. AND SUBSIDIARIES

(6) SEGMENT INFORMATION -- (CONTINUED)

described in the summary of significant accounting policies. Segment information for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                -------------------   ------------------
                                                  2000       1999      2000       1999
                                                --------   --------   -------   --------
                                                         (AMOUNTS IN THOUSANDS)
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division........................  $21,910    $16,733    $59,587   $ 52,195
  SpeakEZ Division............................       10         29        110         88
  Internet Services Division..................    7,367         --     19,928         --
                                                -------    -------    -------   --------
                                                $29,287    $16,762    $79,625   $ 52,283
                                                =======    =======    =======   ========
OPERATING INCOME (LOSS):
  Corrections Division........................  $ 1,314    $(5,628)   $  (889)  $ (5,576)
  SpeakEZ Division............................     (440)      (575)    (1,369)    (1,945)
  Internet Services Division..................    1,414         --      3,326         --
                                                -------    -------    -------   --------
                                                $ 2,288    $(6,203)   $ 1,068   $ (7,521)
                                                =======    =======    =======   ========
DEPRECIATION AND AMORTIZATION:
  Corrections Division........................  $ 2,901    $ 2,713    $ 8,602   $  7,886
  SpeakEZ Division............................      205        234        671        732
  Internet Services Division..................       --         --         --         --
                                                -------    -------    -------   --------
                                                $ 3,106    $ 2,947    $ 9,273   $  8,618
                                                =======    =======    =======   ========
INTEREST AND OTHER EXPENSE, NET:
  Corrections Division........................  $  (417)   $  (252)   $  (859)  $   (914)
  SpeakEZ Division............................     (317)      (227)      (901)      (681)
  Internet Services Division..................       --         --         --         --
                                                -------    -------    -------   --------
                                                $  (734)   $  (479)   $(1,760)  $ (1,595)
                                                =======    =======    =======   ========
SEGMENT EARNINGS (LOSS) BEFORE INCOME TAXES:
  Corrections Division........................  $   899    $(5,880)   $(1,745)  $ (7,507)
  SpeakEZ Division............................     (759)      (802)    (2,272)    (2,626)
  Internet Services Division..................    1,414         --      3,325         --
                                                -------    -------    -------   --------
                                                $ 1,554    $(6,682)   $  (692)  $(10,133)
                                                =======    =======    =======   ========

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
SEGMENT ASSETS:
  Corrections Division......................................     $71,300        $66,534
  SpeakEZ Division..........................................       2,375          3,599
  Internet Services Division................................         209             --
                                                                 -------        -------
                                                                 $73,884        $70,133
                                                                 =======        =======

     There was no intersegment revenue for the three months ended September 30, 2000 and 1999. Consolidated total assets included eliminations of approximately $12.9 million and $13.0 million as of September 30, 2000 and December 31, 1999, respectively. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the SpeakEZ Division related solely to intercompany borrowing of the SpeakEZ Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1999, which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections and Internet Service Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability to win new contracts for our products and services, including Lock & Track(TM), Contain(R) and our Internet Services Division, the ability of our existing customers, including AT&T, to maintain their market share of the inmate calling market, our ability to penetrate the market for jail management systems and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996 that could affect our sales or pricing, the impact of competitive products and pricing particularly in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

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

  Corrections Division

     In the Corrections Division we derive revenue from three main sources: telecommunications services, direct call provisioning and equipment sales. Each form of revenue has specific and varying operating costs associated with such revenue. The Corrections Division accounted for approximately 75% of the Company's total revenue for the three and nine months ended September 30, 2000. Selling, general and administrative expenses, along with research and development and depreciation and amortization are common expenses regardless of the revenue generated.

     Telecommunications services revenue is primarily generated under long-term contracts from three to five years in length. Pricing historically provided for transaction fees to be paid on a per-call basis where we are paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The per-call charge is primarily for the provisioning of specialized call processing services to telecommunications service providers for their correctional facilities customers. However, recently we entered into a contract amendment and a new price commitment with two significant customers to record revenue as a percentage of gross revenue earned by the customer, subject to certain adjustments. This new pricing was an effort by us to have our pricing remain flexible and not be effected by factors that affected call volumes. Pursuant to the actual and pending amendment, we also recognized certain telecommunications expenses that were previously reimbursable charges to these customers. In addition, during the current period we reached a new pricing commitment with another of our customers that significantly increased the per-call rate. Our telecommunications service provider customers include AT&T, Verizon, Qwest, SBC Communications, BellSouth, and Sprint.

     As a direct inmate call provider, we buy "wholesale" call services to be re-sold as collect calls. We use the services of third parties to bill the collect calls. We then enter into direct contracts with the correctional facilities and generally pay to the correctional facilities commissions on the gross billed revenue. The rates charged by us are consistent with the collect call rates charged by the incumbent local exchange carrier or "ILEC" in the same service area and the predominant interexchange carrier or "IXC." Since all calls originating from the inmate phones are collect calls, each phone generates higher-than-industry-average revenues. The uncertainty of the creditworthiness of the billed parties results however in a higher-than-industry-average uncollectible cost.

     Equipment sales and other revenue includes the sales of our inmate calling system and the DRS system. The sales of the inmate calling system are generally made to only one customer. We then charge monthly maintenance fees to keep the system operational. Sales to this customer can vary depending upon the success of the customer in winning contracts with correctional facilities.

  Internet Services Division

     In December 1999, we entered into a master service agreement with US WEST INTERPRISE America, Inc. to provide interLATA Internet services to Qwest customers. The contract, which commenced December 1, 1999, calls for us to buy, resell and process billings of Internet bandwidth to these customers. The contract with Qwest is for a minimum of sixteen months.

     The Internet Services Division accounted for approximately 25% of the Company's total revenue for the three and nine months ended September 30, 2000. Our gross margin on these services was 19% and 17% for the three and nine months ended September 30, 2000, respectively. The gross margin is effected by the negotiated base management fee and contract incentive payments. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services. The Company anticipates adding personnel to expand the service offerings of the Internet Services Division beyond the scope of the current contract.

     Extension of the contract beyond the minimum sixteen-month period is dependent upon the regulatory approval process in various states. In the event that Qwest receives regulatory approval to provide interLATA telecommunications services during or after the initial sixteen month period, our Internet Services revenue could be reduced significantly or eliminated.

  Speaker Verification Division

     In our SpeakEZ Division the marketing strategy has been directed a technology licensing strategy versus a direct customer strategy. A direct customer sales strategy markets a specifically developed software product to specific end user customers. The strategy is then to find other specific customers who have similar operating systems and market this product to these customers. In contrast, a technology licensing strategy focuses on a larger scale customer who can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer, would then be responsible for the product integration and ultimate delivery to the end user customer. In keeping with this strategy, the SpeakEZ Division entered into an OEM Agreement to license its SpeakEZ technology to a major speech recognition company.

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

     Results of Operations for the Three Months Ended September 30, 2000 Compared to September 30, 1999

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended September 30, 2000 and 1999.

                                                              2000   1999
                                                              ----   ----
Revenue:
  Telecommunications services...............................   50%    58%
  Direct call provisioning..................................   23     41
  Internet services.........................................   25     --
  Equipment sales and other.................................    2      1
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs...........................................   60     65
  Selling, general and administrative.......................   17     21
  Research and development..................................    4      6
  Impairment of telecommunication assets....................   --     28
  Depreciation and amortization.............................   11     17
                                                              ---    ---
          Operating income (loss)...........................    8    (37)
  Interest and other expense................................   (3)    (3)
                                                              ---    ---
          Income (loss) before income taxes.................    5    (40)
  Income tax (expense) benefit..............................   --     --
                                                              ---    ---
          Net income (loss).................................    5    (40)
  Accretion of discount on redeemable convertible preferred
     stock..................................................   (2)    --
                                                              ---    ---
          Net income (loss) applicable to common stock......    3%   (40)%
                                                              ===    ===

     Total Revenue. Total revenue for the three months ended September 30, 2000 was $29.3 million, an increase of 75% over $16.8 million for the corresponding prior period. This increase was primarily attributable to the commencement of Internet services, as well as increases in telecommunications services revenue.

     The 50% increase in telecommunications services revenue to $14.6 million in the three months ended September 30, 2000, from $9.8 million for the corresponding prior period, was due primarily to an increase in contract prices. We changed our pricing to two significant customers whereby revenue is calculated as a percentage of our customer's gross revenue versus a transaction fee per call and increased the per-call rate to another customer. In addition we experienced an increase in revenue due to call volume increases, primarily due to the addition of new sites.

     Direct call provisioning revenue was $6.8 million for the three months ended September 30, 2000 and 1999 respectively. There was no change in direct provisioning revenue as additions of new sites were offset by the loss of other sites. The addition of sites is primarily a result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions. Conversely as contracts with correctional institutions expire, due to the competitive bidding process some sites, have been lost to competitors.

     The Internet Services contract commenced in December 1999. Future revenue is dependent upon the base of subscribers and contract incentive payments. Internet gross margin for the three months ended September 30, 2000 was 19%. This contract is scheduled to expire March 31, 2001.

     Equipment sales and other revenue increased 160% to $494,000 for the three months ended September 30, 2000 from $190,000 in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory. In the three months ended September 30, 2000 significantly all of our equipment sales were to this telecommunications service provider customer. We do not expect significant equipment sales in the near future.

     Operating costs. Total operating costs were $17.5 million in the three months ended September 30, 2000, an increase of 61% from $10.8 million in the corresponding prior period. The increases were primarily due to the commencement of Internet services as well as increases in telecommunication services.

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

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended September 30, 2000 and 1999.

                                                              2000   1999
                                                              ----   ----
Operating costs:
  Telecommunications services...............................  37%    46%
  Direct call provisioning..................................   89     92
  Internet services.........................................   81     --
  Cost of equipment sold and other..........................   21     29

     Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 37% for the three months ended September 30, 2000, a decrease from 46% for the corresponding prior period. The decrease was due primarily to revenue increases in excess of cost increases. Total telecommunications services operating expenses were $5.4 million for the three months ended September 30, 2000 and $4.5 million for the corresponding prior period. The increase in 2000 is due to increases in personnel costs as a result of increased personnel and to a lesser extent, increases in salaries and wages. Also, the addition of contract labor personnel in the National Service Center and other operational support functions contributed to cost increases. To a lesser extent, increases in travel and communications expenses contributed to the overall cost increase. With the addition of personnel at our National Service Center we believe we can reduce field operations personnel costs in the near future.

     Direct call provisioning costs as a percentage of applicable revenue decreased slightly to 89% of revenue for the three months ended September 30, 2000 from 92% for the corresponding prior period. These costs include increases due to site commissions and transmissions costs offset by a reduction in bad debt expense because of improved collections efforts.

     The contract for Internet services commenced in December 1999. Future revenue increases are dependent upon the base of subscribers and additional contract incentive payments. Cost of equipment sold and other increased in the three months ended September 30, 2000 and also decreased as a percentage of corresponding revenue from the corresponding prior primarily due to the change in the revenue mix of equipment sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.1 million for the three months ended September 30, 2000 compared to $3.4 million for the corresponding prior period. Selling, general and administrative expenses associated with the Corrections Division were $5.0 million for the three months ended September 30, 2000 compared to $3.3 million in the corresponding prior period. The increase in the three months ended September 30, 2000 was primarily due to increases in salary and benefits for additional personnel and from raises for existing personnel. Other expenses, including travel and professional fees, increased due to the integration of Gateway's operations.

     Research and Development Expenses. Research and development expenses were $1.2 million in the three months ended September 30, 2000 compared to $1.1 million for the corresponding prior period. Research and development expenses for the Corrections Division were $1.1 million in the three months ended September 30, 2000 and $0.9 million in the corresponding prior period. The increase was primarily due to increased personnel expenses. We anticipate research and development expenses to remain consistent for the remainder of the year.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.1 million in the three months ended September 30, 2000, an increase from $2.9 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations and additional equipment purchased for internal operations.

     Interest and Other Expense, Net. Interest and other expense, net was $734,000 for the three months ended September 30, 2000, an increase from $479,000 for the corresponding prior period. Included in other income in the three months ended September 30, 2000 is a gain of approximately $79,000 on the sale of used telecommunications equipment. Interest expense was $813,000 for the three months ended September 30, 2000, and $479,000 for the corresponding prior period. The increase in 2000 was attributable to an increase in the average amount of indebtedness outstanding and an increase in interest rates. The average debt balance increased primarily due to the increase in capital expenditures.

     Results of Operations for the Nine Months Ended September 30, 2000 Compared to September 30, 1999

     The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended September 30, 2000 and 1999.

                                                              2000   1999
                                                              ----   ----
Revenue:
  Telecommunications services...............................   46%    57%
  Direct call provisioning..................................   27     39
  Internet services.........................................   25     --
  Equipment sales and other.................................    2      4
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs...........................................   65     63
  Selling, general and administrative.......................   17     19
  Research and development..................................    5      7
  Impairment of telecommunication assets....................   --      9
  Depreciation and amortization.............................   12     16
                                                              ---    ---
          Operating income (loss)...........................    1    (14)
  Merger transaction expenses...............................   --     (2)
  Interest and other expense................................   (2)    (3)
                                                              ---    ---
          Loss before income taxes..........................   (1)   (19)
  Income tax benefit........................................   --      2
                                                              ---    ---
          Net loss..........................................   (1)   (17)
  Accretion of discount on redeemable convertible preferred
     stock..................................................   (1)    --
                                                              ---    ---
          Net loss applicable to common stock...............   (2)%  (17)%
                                                              ===    ===

     Total Revenue. Total revenue for the nine months ended September 30, 2000 was $79.6 million, an increase of 52% over $52.3 million for the corresponding prior period. This increase was primarily attributable to the commencement of Internet services, as well as increases in telecommunications services revenue and direct call provisioning revenue, offset in part by decreases in equipment sales and other.

     The 24% increase in telecommunications services revenue to $36.7 million in the nine months ended September 30, 2000, from $29.6 million for the corresponding prior period, was due primarily to an increase in contract prices. In addition we experienced an increase in revenue due to call volume increases, primarily due to the addition of new sites.

     Direct call provisioning revenue increased 5% to $21.3 million for the nine months ended September 30, 2000, from $20.3 million in the corresponding prior period. This increase was primarily due to the addition of new sites for which we are provisioning the long distance service. The addition of sites is a result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions.

     The Internet Services contract commenced in December 1999. Future revenue increases are dependent upon the base of subscribers and additional contract incentive payments.

     Equipment sales and other revenue decreased 26% to $1.7 million for the nine months ended September 30, 2000 from $2.3 million in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory. In the nine months ended September 30, 2000 significantly all equipment sales were to this telecommunications service provider customer. The reduction for the nine months ended September 30, 2000 from the corresponding prior period is due primarily to the timing of purchases by this customer.

     Operating costs. Total operating costs were $51.8 million in the nine months ended September 30, 2000, an increase of 58% from $32.9 million in the corresponding prior period. The increases were primarily due to the commencement of Internet services as well as increases in telecommunication services and direct call provisioning expenses offset by a reduction in the cost of equipment sold and other expenses.

     Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services operating expense consists of purchased internet bandwidth costs.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended September 30, 2000 and 1999.

                                                              2000   1999
                                                              ----   ----
Operating costs:
  Telecommunications services...............................   42%    44%
  Direct call provisioning..................................   91     93
  Internet services.........................................   83     --
  Cost of equipment sold and other..........................   39     40

     Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 42% for the nine months ended September 30, 2000, a decrease from 44% for the corresponding prior period. The decrease was due to revenue increases in excess of cost increases. Total telecommunications services operating expenses were $15.3 million for the nine months ended September 30, 2000 and $13.2 million for the corresponding prior period. The increase in 2000 is due to new services being provisioned for a significant customer as part of a contract amendment and due to increases in personnel costs. The increase included bonus costs associated with our line installation bonus program. The bonus program ended as of June 30, 2000. Also, the addition of new personnel in the National Service Center and other operational support functions contributed to cost increases. To a lesser extent, increases in travel, consulting services, repairs and maintenance contributed to the overall cost increase.

     Direct call provisioning costs as a percentage of applicable revenue decreased to 91% of revenue for the nine months ended September 30, 2000 from 93% in for the corresponding prior period. This decrease was primarily due to a reduction in bad debt expense because of improved collections efforts.

     The contract for Internet services commenced in December 1999. Cost of equipment sold and other decreased in the nine months ended September 30, 2000 but increased as a percentage of corresponding revenue from the corresponding prior primarily due to the change in the revenue mix for equipment sales and voice print sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.4 million for the nine months ended September 30, 2000 compared to $9.9 million for the corresponding prior period. Selling, general and administrative expenses associated with the Corrections Division were $13.1 million for the nine months ended September 30, 2000 compared to $9.3 million in the corresponding prior period. The increase in the nine months ended September 30, 2000 was primarily due to increases in salary and benefits for additional personnel, from raises for existing personnel and a bonus program. Other expenses increased due to travel, communications and professional fees due to the integration of Gateway operations.

     Research and Development Expenses. Research and development expenses were $4.0 million in the nine months ended September 30, 2000 compared to $3.7 million for the corresponding prior period. Research and development expenses for the Corrections Division were $3.6 million in the nine months ended September 30, 2000 and $3.0 million in the corresponding prior period. The increase was primarily due to higher travel and consulting costs.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $9.3 million in the nine months ended September 30, 2000, an increase from $8.6 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations.

     Merger Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to approximately $1.0 million for the nine months ended September 30, 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

     Interest and Other Expense, Net. Interest and other expense, net was $1.8 million for the nine months ended September 30, 2000, an increase from $1.6 million for the corresponding prior period. Included in other income in the nine months ended September 30, 2000 is a gain of approximately $283,000 on the sale of used telecommunications equipment. There was $59,000 of miscellaneous other income in the nine months ended September 30, 1999. Interest expense was $2.2 million for the nine months ended September 30, 2000, and $1.7 million for the corresponding prior period. The increase in 2000 was attributable to an increase in the average amount of indebtedness outstanding and an increase in interest rates. The average debt balance increased primarily due to the increase in capital expenditures and business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     We incurred losses from operations for the nine months ended September 30, 2000 of $795,000 and had a working capital deficit of $28.1 million at September 30, 2000. In July 2000 our lenders amended our credit agreement to provide for revised financial covenants. Additionally, we raised $7.5 million of debt and equity financing in April 2000. The net proceeds were used to reduce the outstanding balance on our credit facility. We have taken steps to improve our cash flow from operations, including renegotiating contract pricing and cost control measures in order to carry out the remainder of our fiscal 2000 business plan. We have seen increases in our cash flow from operating income which will allow for higher levels of borrowings under our current loan agreement. This credit facility is expected to provide the borrowing capacity necessary to fund continuing operational needs through April 30, 2001.

     We have historically relied upon commercial borrowings, operating cash flow and the sale of equity securities to fund our operations and capital needs. Investing activities consist primarily of additions to property and equipment for site telecommunications equipment and internal equipment requirements. Cash provided by operations decreased 63% to $2.9 million for the nine months ended September 30, 2000 from $7.8 million in the corresponding prior period primarily due to reductions in accounts payable, and increases in accounts receivable. The increase in the working capital deficit is primarily due to the reclassification of the bank credit facility as a current liability. The current maturity date of the facility is April 30, 2001.

     Purchases of property and equipment were $10.2 million in the nine months ended September 30, 2000 compared to $10.1 million for the corresponding prior period. The increase in purchases of property and equipment was primarily due to additional inmate calling system installations and upgrades to existing systems.

  Debt and Equity

     We have been funding our operations primarily from available borrowings under a line of credit and by using cash provided by operations. Due to our capital requirements for new installations and the merger with Gateway, in September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. The maximum available amount of credit under the credit facility available to the Company is dependent upon the Company's financial performance. Based on the financial covenants, the Company's maximum borrowings at September 30, 2000 were $34.3 million. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. In addition, we raised $7.5 million of debt and equity financing in April 2000. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility.

     We anticipate that our capital expenditures in 2000 will be consistent with 1999 based on our anticipated growth in installed systems at correctional facilities. We believe our Credit Facility and cash flows from operations will be sufficient in order for us to meet our anticipated cash needs for anticipated new installations of inmate call processing systems and upgrades of existing systems and to finance our operations for at least the next 6 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk as discussed below.

INTEREST RATE RISK

     We have current debt outstanding under the credit facility of $29.4 million at September 30, 2000. The credit facility bears interest at differing rates including, $23.5 million at LIBOR plus 2.75 % and the remaining balance at the prime rate, 9.5% at September 30, 2000, plus 0.5%. Interest on the LIBOR rate loan and prime rate loans are payable monthly. Since the interest rates on the loans outstanding are variable and are reset periodically, we are exposed to interest rate risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $280,000 based on the amount of borrowings outstanding under the line of credit at September 30, 2000.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or suits in the normal course of our business.

     Gateway recently won a dismissal of a case brought in the First Judicial District Court of the State of New Mexico, styled Valdez v. State of New Mexico, et al. That case named as defendants the State of New Mexico, several political subdivisions of the State of New Mexico and several inmate telecommunications service providers, including Gateway. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other New Mexico correctional facility. The complaint alleges violations of New Mexico Unfair Practices Act, the New Mexico Antitrust Act and the New Mexico Constitution, and also alleges unjust enrichment, constructive trust, economic compulsion, constructive fraud and illegality of contracts, all in connection with the provision of "collect only" inmate telecommunications services. The case was never certified as a class action. The Plaintiffs have indicated a readiness to appeal the dismissal of the case, although they have not done so to date.

     Similarly, T-Netix is likely to win dismissal of another state case brought in the Superior Court of Washington for King County, styled Sandy Judd, et al.
v. American Telephone and Telegraph Company, et al. In that case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The court has held that the complaint fails to state a valid claim under the WCPA and has granted plaintiffs leave to amend the complaint to address this infirmity. Regardless of the merits of the amended claim, the judge has ruled that it has no jurisdiction to adjudicate the matter and will refer the claim to the Washington Utilities and Transportation Commission for disposition.

     Gateway is presently litigating an appeal from a similar favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al. vs. Commonwealth of Kentucky, et al. The complaint in this case joined as defendants several states, political subdivisions of states, and inmate service telecommunications providers and was filed contemporaneously with a request for certification by the court of a nationwide plaintiffs' class action consisting of all persons who have received and paid for telephone calls initiated by an inmate at a prison, jail or other correctional institution for the provision of "collect only" inmate telecommunications services. The complaint sought declaratory and injunctive relief and money damages in an unstated amount for alleged violations of the Sherman Antitrust Act, the Robinson-Patman Act and the U.S. Constitution. The district court held, on motions to dismiss; Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's prayer for injunctive relief, despite these findings. The case is currently subject to appeal and cross appeal in the Second Circuit Court of Appeals. Although Gateway believes the District Court holding will not be overturned it is possible that it may be, and there can be no assurance that a judgment against a class of the providers will not ultimately be entered.

     We believe the ultimate disposition of the forgoing matters will not have a material affect on our financial condition, liquidity, or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27              -- Financial Data Schedule

     (b) The Company filed a Form 8-K dated August 28, 2000 reporting the following:

          Item 5 on Form 8-K regarding resignation of chief executive officer and director.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            T-NETIX, INC.
                                            (Registrant)

                                            By:    /s/ THOMAS E. LARKIN
                                              ----------------------------------
                                                       Thomas E. Larkin
                                                          President

                                            By:     /s/ JOHN GIERSCHER
                                              ----------------------------------
                                                        John Gierscher
                                                 Principal Accounting Officer

Date November 13, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27              -- Financial Data Schedule