Form 10-K405
period 2000-12-31
T NETIX INC
filed 2001-04-16
CIK 929757

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

FOR THE YEAR ENDED DECEMBER 31, 2000              COMMISSION FILE NUMBER 0-25016

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

     Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2001, was approximately $34,073,000.

     The number of shares outstanding of the Registrant's common stock as of April 12, 2001, were 14,999,051.

     The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed prior to April 30, 2001, pursuant to regulation 14A of the General Rules and Regulations of the Commission is incorporated by reference into Part III of this Form 10-K.

================================================================================

                         FORM 10-K CROSS REFERENCE INDEX

                                                                              PAGE
                                                                              ----
                                     PART I

Item 1    Business .........................................................    3
Item 2    Properties .......................................................   15
Item 3    Legal Proceedings ................................................   15
Item 4    Submission of Matters to a Vote of Security Holders ..............   16

                                     PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters ..............................................   17
Item 6    Selected Financial Data ..........................................   17
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................   18
Item 7A   Quantitative and Qualitative Disclosure About Market Risk ........   24
Item 8    Financial Statements and Supplementary Data ......................   25
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures ........................................   25

                                     PART III

Item 10   Directors and Executive Officers of the Registrant ...............   26
Item 11   Executive Compensation ...........................................   26
Item 12   Security Ownership of Certain Beneficial Owners and
          Management .......................................................   26
Item 13   Certain Relationships and Related Transactions ...................   26

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   27

                                     PART I

     In this Annual Report on Form 10-K, "T-NETIX" refers to T-NETIX, Inc. and the "Company", "we," "our" and "us" refer to T-NETIX and its consolidated subsidiaries (unless the context otherwise requires).

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     Our primary business is providing specialized call processing and other services to the corrections industry directly or through our telecommunications service provider customers. In 1999, we began providing inter-LATA Internet bandwidth to a customer's Internet subscribers, which service continued through 2000. In addition, we provide specialized speaker verification computer products. Although our office headquarters is located in Englewood, Colorado we have significant operations in Carrollton, Texas and are in the process of moving most of our operations to Carrollton. At December 31, 2000 we had 441 employees in 36 states.

     We were incorporated on August 21, 1986 under the name of Tele-Matic Corporation. In 1995 we changed our name to T-NETIX, Inc. In October 1995, we acquired SpeakEZ, Inc. ("SpeakEZ"). SpeakEZ is a wholly-owned subsidiary and is engaged in the sale, marketing, and development of speaker verification biometric technology. On June 14, 1999, we completed a merger with Gateway Technologies, Inc. ("Gateway"), a privately held provider of inmate call processing services. Gateway became a wholly-owned subsidiary of T-NETIX and its name was changed to T-NETIX Telecommunications Services, Inc. The merger with Gateway was accounted for as a pooling-of-interests and as a result, our financial statements were restated as indicated in the notes which accompany the consolidated financial statements

     In December 1998, we adopted a fiscal year-end reporting period of December
31. This change from our July 31 year-end was effective on December 31, 1998

FINANCIAL INFORMATION ABOUT SEGMENTS

     Information relating to our revenue, operating profit or loss, and total assets by segment, is set forth in Note 7 of "Notes to Consolidated Financial Statements."

NARRATIVE DESCRIPTION OF BUSINESS

     T-NETIX has three operating segments; the corrections division, the Internet services division, and the SpeakEZ division. The corrections division remains, and is expected to remain, as the core business of the Company and is by far its largest revenue producer.

CORRECTIONS DIVISION

     MARKET DESCRIPTION

     We are primarily a provider of specialized call processing and other services to the corrections industry. These services are delivered through direct contracts with correctional facilities and through well-established relationships with large telecommunications companies or telecommunication service providers. Our primary customers for these services are AT&T, Bell South, Qwest, SBC Communications (including Ameritech), Verizon, Sprint, and WorldCom. Through a series of acquisitions, we have expanded our presence in the corrections industry. It is our intent to increase the level of direct provisioning of specialized call processing services. We intend to do this through increased relationship management efforts and by offering an array of calling alternatives to our customers such as T-Net Direct Connections, T-Net Family Connections and T-Net Budget Connections.

     Calls from inmates of federal, state, and local correctional facilities comprise a significant segment of the public communications market. Inmates typically may only place calls for a limited duration, which generates a high volume of calls per phone, and generally may only place collect calls, which tend to generate higher revenue per call than other types of calling. Consequently, the inmate calling market is an attractive segment of the corrections industry to other telecommunications service providers and to us. Specialized call processing within the corrections industry requires the development of advanced capabilities such as fraud control of outgoing calls and flexible billing systems.

According to the U.S. Bureau of Justice Statistics as of December 1999

     o    6.3 million adults were under some form of correctional supervision

     o approximately 4.25 million adults were under parole or probation sanction

     o there were approximately 2.5 million inmates in state and federal and local prisons

     o from 1990 to 1999 the number of inmates increased by an average of 6.0 percent annually

     o    there are approximately 4,500 correctional facilities in the U.S.

     The inmate calling market presents unique and substantial challenges to the telecommunications service provider. Correctional authorities generally favor telecommunications service providers who can manage the inmate phone systems themselves, maintain consistent service and easily process new inmates into the systems. Correctional authorities generally require control features that limit the length of calls, limit the time of day calls are made, and restrict the ability of inmates to make harassing or unapproved telephone calls. The telecommunications service provider must be able to customize the call control features by facility, cellblock, telephone and, in some cases, each inmate. One of the unique challenges is to prevent the fraudulent bypassing of these controls through three-way calling. Inmates attempt to bypass traditional control features by calling an accomplice at an approved number and having the accomplice use three-way calling to conference a non-allowed party. Through this method, inmates have been known to harass and intimidate people such as witnesses, whose numbers would otherwise be blocked, and to call merchants to conduct fraudulent activities.

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

Inmate Calling System

     Our inmate calling system has provided us with telecommunications services revenue and direct call provisioning revenue in the following percentages of our total revenue:

Year Ended December 31, 2000 ...........   77%
Year Ended December 31, 1999 ...........   91%
Year Ended December 31, 1998 ...........   96%

     Our primarily inmate calling system is the digital ComBridge Platform ("ComBridge"). ComBridge is a Windows based telephony control system that utilizes the latest technology in Graphical User Interfaces, open architecture, standardized telephony modules and flexible database functions. However, we still support a large installed base of pre-existing technology. We use our inmate calling systems (ComBridge and pre-existing systems) to manage the inmate calling process.

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

     Our systems contain many patented technologies, one of which is our patented three-way call detection/ prevention technology, Strike-Three!(TM), that prevents inmates from bypassing control features through three-way calling. We believe that our intellectual property portfolio, with a total of six patents, and licenses to an additional six patents, gives our customers leading edge technology that is recognized as technologically unique within the corrections industry.

     The ComBridge platform has a QNX operating system with a Windows 95(R)/NT(R) interface for client use. The use of high-density digital/analog network interfaces and sharing hardware resources allows for many channels of call control to be housed in a single box. We believe that these expanded capabilities are especially critical in the installation of larger systems.

     We record all inmate calling system revenue in our financial statements under the caption of either "Telecommunications services" revenue or "Direct Call Provisioning" revenue, depending upon the contractual relationship at the site and the type of customer.

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

     A local area network connects the DRS to our inmate calling system. The DRS is fully automatic with each call being digitally recorded onto high-speed, high-capacity disk drives. When all recordings on the first drive are completed, the DRS archives the recordings automatically onto an external digital storage device. This dual, active drive process also provides for immediate redundancy should one of the active drives fail.

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

Trust Fund/Commissary

     Our Corrections Division's Trust Fund/Commissary system or "TFC" manages inmate trust fund and commissary accounts through an integrated automated accounting and operations system. TFC is a software system that automates all inmate accounting and product inventory while also managing commissary operations with comprehensive retail and banking capabilities. TFC uses bar code technology and Oracle(R)-based software. TFC is a Windows(R)-based environment that allows for system navigation to access logically organized screens. Security features control system access and archive and purge routines allow for user defined system maintenance.

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

     TFC also allows for the efficient operation of the correctional facility commissary with its inventory tracking and management system. Each inventory-affecting commissary transaction is recorded real-time and with adjustments upon completion of the transaction. The inventory reporting system provides information on items received, suggested pricing, adjustments and transfers, sales histories, supplies on hand and vendors.

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

Jail Management System

     Lock&Track(TM) is our jail and prison information management system. This system assists correctional authorities in performing most major data tasks necessary to run a correctional facility, such as:

     o inmate booking and classification

     o visitation documentation

     o food services management

     o inmate work and educational programs

     o inmate medical records

     o commissary ordering and inventory

     o facilities maintenance tracking

     o officer training in scheduling and system maintenance

     Lock&Track(TM) is easy to set up and operate. It includes the following:

     o functional desktop organization for easy customization to job functions

     o screens and report customization

     o keyboard shortcuts for data entry

     o integrated tools, such as photo, bar-codes, and document imaging systems

     o flexible record searching

     Lock&Track(TM) uses an Internet-based client/server application. With this application, we can then administer a secure and virtually maintenance-free system. The server is powered using fault-tolerant Compaq DEC Alpha hardware, which runs a large percentage of the Internet traffic. The operating system is Open VMS and the database is Oracle(R)/Rdb. The user can choose a traditional "green screen" interface or a graphical user interface, which is based on a more sophisticated client technology called RAPT.

     Lock&Track(TM) has been deployed in a customer environment for more than ten years. Using an applications service provider model, Lock&Track(TM) is available to numerous correctional authorities that may have common reporting requirements. We believe this centralized service delivery is a competitive advantage for products such as Lock&Track(TM). This service-bureau type deployment uses an Internet-based access system and provides our customers with a lower initial cost of ownership while providing us recurring revenues for the Company.

     We record all Lock&Track(TM) revenue in our financial statements under the caption of either "Equipment sales and other" or "Telecommunications Services" revenue depending upon the terms of the contracts.

Contain(R)

     Contain(R) is a service offering which uses voice verification and the Internet for cost-effective caseload management by community corrections, probation and parole agencies. A combination of advanced computer telephony, automated speech and Internet technologies, Contain(R) facilitates automated, programmable telephone contact with the subject offender during which the Company's SpeakEZ Voice Print(R) speaker verification technology is utilized to verify the subject's identity.

     Contain(R) is a Windows(R)-based product that uses the Internet as the transport mechanism between the officer and the Contain(R) database, allowing for access to the system from a remote location via an Internet-ready portable desktop PC. The Contain(R) system allows the officer to verify that a subject is present at one of a number of approved locations. Subject verification is performed via a comparison of a stored voice print to the utterance obtained in response to the system request.

     We record all Contain(R) sales in our financial statements under the caption of "Telecommunications services" revenue, and such revenue has not been significant to date.

PIN-LOCK(R)

     PIN-LOCK(R) is a method of biometric authentication of an inmate's identity using SpeakEZ Voice Print(R) technology. PIN-LOCK(R) makes it practical for all correctional facilities to assign PINs to inmates. Currently, in high turnover institutions, like large county jails, the cost and effort required to assign numbers to all inmates is prohibitive. With PIN-LOCK(R), an inmate being booked into a facility speaks his name into a preprogrammed phone, enrolling the inmate into the system. This voice print becomes the basis for the inmate's personal voice verification file, replacing the traditional PINs requiring large amounts of data maintenance. This means of identification may also be used in different parts of the prison to allow access to different areas, secured from others.

     When an inmate places a call he keys in his PIN and speaks his name. Once approved, which may take less than a second, the inmate can then place his call. We believe that PIN-LOCK(R) is a significant enhancement to the security features of our inmate calling system.

     We record all PIN-LOCK(R) sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

T-NET Budget Connections

     Telecommunications fraud throughout the United States is estimated at over $4 billion. This fraud has focused telecommunication service providers on the bad debt expense associated with calls processed by their systems. The Corrections Division has developed a fraud service that identifies and controls higher risk users of inmate telecommunications services. This automated billing inquiry service, under the name T-NET Budget Connections, combines our inmate calling system with a credit inquiry program. T-NET Budget Connections provides daily, weekly, and monthly call limit reporting. This service plays messages for the calling and called party advising them of their balances and assisting them with their calling budget. We utilize this system with our Direct Contracts and market the service to our telecommunication service provider customers.

     Our telecommunications customers are increasingly affected by the problem of bad debt expense allocation and are interested in a solution that controls fraud and bad debt while encouraging the use of inmate calling services. We believe T-NET Budget Connections is such a solution. We use a trained staff of customer service representatives in our call center in Carrollton, Texas to verify payment history, determine appropriate credit levels and monitor outstanding debt balances. The integration with our inmate calling system allows us to take corrective action, which may include blocking calls until credit has improved. We anticipate using our nationwide frame-relay network as a part of our service delivery infrastructure that will help us provide these services on a real-time basis, cost-effectively.

     We record all T-NET Budget Connection sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

     SERVICE DELIVERY AND SUPPORT INFRASTRUCTURE

National Service Center

     We operate a trouble-shooting help desk that is available 24 hours a day, seven days a week. Located in Carrollton, Texas, the National Service Center ("NSC") provides a single point of contact for all customers for remote diagnostic systems maintenance. Once a call is placed, the NSC Customer Service Analysts perform an initial problem diagnosis. In addition to remote repair capabilities, we also have a network of trained and experienced field support personnel who can perform on-site repairs and maintenance. Field personnel consists of over 150 employees covering 36 states. We deploy our service administrators depending on several criteria, including the contract terms, the size of the facility, the feature set the facility requires (PIN versus non-PIN), the geographic proximity of our current service administrator force and the correctional facility contract requirements.

     Located in Denver is the Network Operations Center ("NOC"). Our NOC provides remote system management and real-time system diagnostics across our wide area frame relay network. This system monitors the wide area network that connects many of our installed systems and provides for centralized collection of call and reporting data and real-time diagnostic information on the status of each major system component. We also use the network to process the on-line, real-time called number validation, process its call records and transmit administrative data between each location and headquarters. Call data are then formatted and provided to customers for their billing process. As part of the system calling process, we perform real-time billed number validation by querying an external database over the network to an on-line database. The NOC provides 24-hour a day, seven days a week system support.

Web-Based Service Delivery

     The Corrections Division's Lock&Track(TM) and Contain(R) systems can be accessed from the Internet by correctional authorities. In addition, we are continuing to develop Internet access for our Digital Combridge platform. Internet access provides correctional authorities comprehensive management and information systems with minimal capital investment and administration costs. For example, a corrections administrator is interested in incarceration information, a parole officer in parole information, but a judge may be interested in the entire history of the subject under scrutiny.

     The Corrections Division infrastructure can support Internet access, web site hosting, educational content for officers and inmates alike, law research facilities, and trust fund/commissary operations. We are developing a complete suite of web-based corrections applications

     PRICING

Transaction-based Pricing

     We have historically offered our inmate calling system on a transaction fee based compensation model. During 2000, we have negotiated arrangements with some of our telecommunications service provider customers to charge for our services as a percentage of the gross revenue charged to the end users of our service. We believe that this pricing is a better representation of the value defined by our services in relation to the end product. This is in contrast to a fixed price per call. Our Corrections Division's pricing models provide us with a recurring, usage-driven revenue stream. In a typical arrangement, we operate under long-term, site-specific contracts generally for a period of three to five years, with both a long-distance carrier and a local call provider. The customer pays transaction fees or a percentage of revenue for each call processed by us. The type of service performed and the total volume of calls processed for the customer during the monthly billing period determine the service fees. We bill these customers for services associated with calls processed during the previous month on net 30-day terms. Our fees also include our cost of other network services required by the customer, such as on-line database queries performed as part of the collect call validation process, and for certain types of network access lines.

Direct Call Provisioning

     Our Corrections Division also provides our inmate calling services directly as a certified telecommunications provider to correctional authorities or "Direct Customers". In a typical arrangement, we operate under long-term site-specific contracts, generally for a period of three to five years. We buy "wholesale" call services and re-sell such services as collect calls to the inmates' called parties. We use the services of third parties to bill our calls on the called party's local exchange carrier bill. We pay commissions on the gross billed revenue to the correctional facilities. The higher prices associated with billing the collect calls directly, results in direct call provisioning services providing substantially higher revenue than percentage of revenue or transaction based pricing. However, because of commissions and other operating costs, including bad debt write-offs, the percentage gross margins from this line of business are lower than our transaction-based arrangements.

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

     CUSTOMERS

Service Providers

     Our Corrections Division provides our corrections products to specific correctional institutions and to telecommunications service providers such as AT&T, SBC, Qwest, BellSouth, Sprint, Worldcom, Verizon and other call providers. For the year ended December 31, 2000, revenue from the following customers accounted for the noted percentages of our total revenue:

AT&T ...................................   13%
Verizon ................................   13%
SBC Communications .....................    6%

     No other customer accounted for more than 10% of our total revenue in the same period. Our strategic relationships with our telecommunications service provider customers have resulted in several important benefits to us:

     o our Corrections Division services over 1,600 correctional facilities, containing approximately 30% of the current U.S. inmate population

     o we are currently servicing all or a portion of 19 state departments of corrections as of December 31, 2000

     o    we service state, federal, and county facilities in 43 states

     o we believe we have the largest single sales force in the correction services industry

Direct Customers

     Our Corrections Division also has generated significant revenue from direct call provisioning. For the year ended December 31, 2000, 21% of our total revenue was generated from agreements with Direct Customers as the exclusive provider of telecommunications services to inmates within the facility. No single customer accounted for more than 10% of our direct call provisioning revenue.

Lock&Track(TM) Customers

     Lock&Track(TM) is currently being used by the Oregon Department of Corrections in conjunction with numerous counties in Oregon, and by the City of Philadelphia, and most recently by Suffolk County, Massachusetts (Boston).

Contain(R) Customers

     The Contain(R) product is used by approximately 15 community correction probation and parole agencies, including a program for the U.S. Probation and Pre-Trial Services Division of the federal government. We also market Contain(R) distributor relationships which we believe should expand the acceptance of the product with less direct marketing by us.

     COMPETITION

     The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We compete directly with other suppliers of inmate call processing systems and other corrections related products that market their products to the same customers as those of the Company. These competitors include Evercom Inc., Global Tel*Link (a wholly owned subsidiary of Schlumberger Technologies, Inc.) and Science Dynamics Corporation. We also compete with some of these same companies that are teamed with various telecommunications service providers, including our current customers. The competition for our other products and services such as jail management and parolees systems includes companies such as BI, Inc., TRW, Inc., Science Applications International Corporation, Voicetrack Corporation, Ameritech Corporation, and FileNET Corporation.

     RESEARCH AND PRODUCT DEVELOPMENT

     We believe that the timely development of new products and enhancements to existing products is essential to maintain our competitive position. We conduct ongoing research and development to enhance existing products and to build new products, both complementary to the existing product line and in new functional areas. Our research and product development expenditures for the Corrections Division were approximately as follows:

Year Ended December 31, 2000....................   $5 million
Year Ended December 31, 1999....................   $4.2 million
Year Ended December 31, 1998....................   $2.4 million

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTERNET SERVICES DIVISION

     PRODUCTS AND SERVICES

     In 1999 we established a separate subsidiary, T-NETIX Internet Services, Inc. whose primary function was to be a Global Service Provider (GSP) for Internet subscribers of US WEST ENTERPRISE America, Inc., a subsidiary of US WEST, Inc (now known as "Qwest"). This division provides inter-LATA Internet transport to Qwest's Internet subscribers through the assignment of contracts with Internet service providers, or ISPs, such as UUNET Technologies, Inc., Sprint Communications Company L. P., GTE Internetworking, Cable and Wireless and others. In conjunction with this service, we provide Qwest ordering and provisioning services, network operation, design, and capacity planning services. This GSP contract is for a term of the later of 16 months or until Qwest is allowed to provide these inter-LATA services directly to its subscribers by certain state regulatory entities. We receive monthly revenue from Qwest for retail, dial-up, ISDN, and dedicated service subscribers, and a monthly management fee for other services provided to Qwest. Upon expiration of the initial period in March 2001, we are continuing to provide service on a month-to-month basis. At the conclusion of the contract, we anticipate that these services will be discontinued.

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

     SpeakEZ Voice Print(R) technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voice print of the authorized person to confirm or reject claimed identity. A digital voice print for a user is created when the user speaks a specific password several times, using any phrase in any language. This is one of the unique aspects about the SpeakEZ Voice Print(R) technology compared to most speaker verification technologies that require the user enroll with digits or a specific phrase that is not selected by the user.

     Speaker verification occurs when the user speaks the same password used during enrollment. The system computes a decision regarding authenticity of the user using a patented pattern recognition algorithm called the "Neural Tree Network" or "NTN". During enrollment, the NTN processes the input speech data from the enrolling user along with speech data from other users. The NTN learns which parts of the enrolling user's password are unique for that user and which parts are easily confused with data from other people.

The NTN then uses this information during the verification phase to determine whether or not the speech came from the authentic user. The NTN is a unique component of the SpeakEZ Voice Print(R) technology.

     SpeakEZ Voice Print(R) has several competitive advantages: it does not require additional and expensive special purpose hardware to support the technology (SpeakEZ Voice Print(R) uses in-place microphones and sound cards) and it is not intrusive to the user. Because biometric technologies measure something that a person "is" rather than a piece of information or a piece of equipment a person "has", they lend themselves well to solving the many information needs associated with data and other information security. Specifically, speaker verification offers the optimal combination of accuracy, user-friendliness (it is non-intrusive and natural), and value.

     PRODUCTS AND SERVICES

     SpeakEZ Voice Print(R) products are designed to be technically superior and cost effective forms of personal security. The marketing strategy centers around a licensing strategy that focuses on larger scale customers whom can integrate the SpeakEZ software product into its existing product line. This larger customer, such as a computer manufacturer or software application designer, would then be responsible for the product integration and ultimate delivery to the end user customer. The SpeakEZ Division's products do not currently, nor have they in the past, generated significant revenue. The products are primarily associated with computer and network security and are as follows:

     o VoicEntry I(sm) Screen Saver and VoicEntry II(sm) Secure Logon are alternatives to typed password protection for individual and shared computer users and are available for Windows 95(R) and Windows 98(R) systems.

     o VeriNetWEB(sm) is a user verification product designed for Internet-based applications including electronic commerce and wireless electronic commerce applications.

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

Year Ended December 31, 2000..................   $0.7 million
Year Ended December 31, 1999..................   $0.9 million
Year Ended December 31, 1998..................   $1.5 million

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

EMPLOYEES

     As of December 31, 2000, we employed 441 full-time equivalent employees. None of our employees are represented by a labor union and we have experienced no work stoppages to date.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

      We have included in this Annual Report on Form 10-K forward looking statements that state our own or our management's intentions, beliefs, expectations, or predictions for the future. Forward-looking statements are subject to a number of risks, assumptions and uncertainties which could cause our actual results to differ materially from those projected in forward looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that our expectations regarding any of these matters will be fulfilled.


A SMALL NUMBER OF CUSTOMERS ACCOUNTED FOR A HIGH PERCENTAGE OF OUR REVENUE, THEREFORE, THE LOSS OF A MAJOR CUSTOMER COULD HARM OUR BUSINESS

     In the Corrections Division, a small number of customers account for a significant portion of our revenue. If we lose existing customers and do not replace them with new customers, our revenue will decrease and may not be sufficient to cover our costs. For the year ended December 31, 2000, AT&T, Verizon and SBC Communications, Inc. accounted for approximately 13%, 13% and 6%, respectively of our total revenue.

CHANGES IN GOVERNMENT TELECOMMUNICATIONS REGULATIONS COULD REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES.

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

WE HAVE SUBSTANTIAL LEVERAGE WHICH MAY LIMIT OUR ABILITY TO COMPLY WITH THE TERMS OF OUR INDEBTEDNESS AND MAY RESTRICT OUR ABILITY TO OPERATE

      Our significant indebtedness could adversely affect us by leaving us with insufficient cash to fund operations and impairing our ability to obtain additional financing. The amount of our debt could have important consequences for our future, including, among other things:

     o cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due;

     o payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations; and

     o restrictive debt covenants may impair our ability to obtain additional financing

      We have incurred a high level of debt. As of December 31, 2000, we had a total of $31.6 million of total indebtedness, including approximately $25.5 million in senior indebtedness outstanding under our bank credit facility. Our ability to repay our indebtedness depends primarily upon many factors, including future profitability and the level of capital expenditures. Our current bank credit facility has been extended to March 31, 2002.

      If we are unable to generate sufficient cash flows to meet our debt service requirements, we may have to renegotiate the terms of our long-term debt. We cannot assure you that we would be able to renegotiate successfully those terms or refinance our indebtedness when required or that satisfactory terms of any refinancing would be available. If we were not able to refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as:

     o    sale of some assets;

     o    sales of equity;

     o    negotiations with our lenders to restructure applicable indebtedness;
          or

     o    other options available to us under applicable law

ITEM 2. PROPERTIES

     Our corporate headquarters is currently located in approximately 38,000 square feet of leased office space in Englewood, Colorado. This lease terminates effective November 1, 2001 and the Company does not plan to renew or extend it. We are in the process of consolidating operations and relocating our headquarters to Carrollton, Texas, although we will maintain a small facility in the Denver area for certain Company functions. The Texas-based operations are located in over 26,000 square feet in a leased suburban Dallas office park which is leased through September 30, 2005. We expect to lease an additional 10,000 square feet (approximately) either in the same office park or in an office park not far from this location.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

     Last year Gateway won a dismissal of a case brought in the First Judicial District Court of the State of New Mexico, styled Valdez v. State of New Mexico, et al. An appeal of the case was recently certified and the case is currently in the appellate briefing phase.

The case named as defendants the State of New Mexico, several political subdivisions of the State of New Mexico, and several inmate telecommunications service providers, including Gateway. The complaint included a request for certification by the court of a plaintiffs' class action consisting of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other New Mexico correctional facility. The complaint alleged violations of New Mexico Unfair Practices Act, the New Mexico Antitrust Act and the New Mexico Constitution, and also alleged unjust enrichment, constructive trust, economic compulsion, constructive fraud and illegality of contracts, all in connection with the provision of "collect only" inmate telecommunications services. The case was never certified as a class action.

     T-NETIX is a defendant in another state case brought in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court has dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. These claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance.

     Gateway is presently litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. The complaint in this case joined as defendants several states, political subdivisions of states, and inmate service telecommunications providers and was filed contemporaneously with a request for certification by the court of a nationwide plaintiffs' class action consisting of all persons who have received and paid for telephone calls initiated by an inmate at a prison, jail or other correctional institution for the provision of "collect only" inmate telecommunications services. The complaint sought declaratory and injunctive relief and money damages in an unstated amount for alleged violations of the Sherman Antitrust Act, the Robinson-Patman Act and the U.S. Constitution. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's prayer for injunctive relief, despite these findings. The case is currently subject to appeal and cross appeal in the Second Circuit Court of Appeals. Although Gateway believes the District Court holding will not be overturned, it is possible that it may be, and there can be no assurance that a judgment against a class of the providers will not ultimately be entered.

     In another case styled Robert E. Lee Jones, Jr. vs. MCI Communications, et al, plaintiffs, 43 inmates of the Bland Correctional Center in Virginia, filed a pro se action alleging constitutional violations, RICO Act violations and violations of Federal wiretapping laws. Plaintiff's motion for certification for a class action was denied and T-NETIX and MCI have filed Motions to Dismiss. Pleadings are still being submitted in this case.

     In February, 2001 a case styled Mildred Fair, et al vs. Sprint Payphone Services, et al was filed by four relatives of inmates of an unnamed South Carolina correctional institution. The case was initially filed in state court but was removed to Federal court. Defendants, in addition to T-NETIX, include AT&T, BellSouth, GTE, Sprint United, Rock Hill Telephone Company, the South Carolina Department of Corrections and the State of South Carolina. Plaintiffs' claims include violations of the South Carolina Antitrust Act and the South Carolina Unfair Trade Practices Act, unjust enrichment, constructive fraud and unlawful taking under the South Carolina constitution. This case is in its very early stage and answers and responsive pleadings by the various parties are being prepared and submitted.

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

                                                  HIGH        LOW
                                                  ----        ---

Year Ended December 31, 2000
  Fourth quarter.........................     $    3.50   $   1.81
  Third quarter..........................          4.44       3.25
  Second quarter.........................          7.69       4.19
  First quarter..........................          9.00       4.50
Year Ended December 31, 1999
  Fourth quarter.........................     $    7.13   $   3.75
  Third quarter..........................          6.25       4.38
  Second quarter.........................          6.88       4.88
  First quarter..........................          7.13       4.75

     As of April 12, 2001, we had approximately 155 record holders of our common stock, and we estimate that as of that date there were approximately 2,000 beneficial owners of our stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain our earnings, if any, to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data under the captions "Statement of Operations Data" and "Consolidated Balance Sheet Data" has been presented for each of the years in the five-year period ended December 31, 2000. The selected financial data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, are included elsewhere in this Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                                ----------    ----------    ----------    ----------    ----------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue ...............................   $  103,303    $   73,235    $   68,241    $   62,305    $   53,811
Total expenses ..............................      101,258        81,445        65,421        57,938        51,988
                                                ----------    ----------    ----------    ----------    ----------
Operating income (loss) .....................        2,045        (8,210)        2,820         4,367         1,823
Merger transaction expenses .................           --        (1,017)           --            --            --
Interest and other income (expense), net ....       (2,413)       (2,137)       (2,354)       (1,583)         (912)
                                                ----------    ----------    ----------    ----------    ----------
        Income (loss) before
          income taxes ......................         (368)      (11,364)          466         2,784           911
Income tax benefit (expense) ................           --         1,117          (196)       (1,039)          202
                                                ----------    ----------    ----------    ----------    ----------
        Net income (loss) ...................   $     (368)   $  (10,247)   $      270    $    1,745    $    1,113
                                                ==========    ==========    ==========    ==========    ==========

Net income (loss) applicable to common
   stockholders .............................   $   (1,630)   $  (10,247)   $      270    $    1,745    $    1,113
                                                ==========    ==========    ==========    ==========    ==========

Diluted income (loss) per common
   share ....................................   $    (0.13)   $    (0.82)   $     0.02    $     0.13    $     0.09
                                                ==========    ==========    ==========    ==========    ==========
Shares used in computing diluted income
  (loss) per common share ...................       12,801        12,511        12,930        12,988        12,453
                                                ==========    ==========    ==========    ==========    ==========

                                                                           DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                                ----------    ----------    ----------    ----------    ----------
                                                                      (AMOUNT IN THOUSANDS)

BALANCE SHEET DATA:
Total assets ................................   $   71,495    $   70,133    $   65,479    $   60,796    $   53,941
Working capital deficit .....................      (25,700)       (8,152)      (13,259)       (8,592)      (14,023)
Total debt ..................................       31,661        28,921        25,510        20,606        13,221
Total liabilities ...........................       46,096        48,032        35,875        30,219        26,375
Stockholders' equity ........................       23,226        22,101        29,604        29,977        26,966

     All periods reflect our merger with Gateway Technologies, Inc., which was accounted for as a pooling of interests, and the change in our year-end to December 31. The Selected Financial Data for the year ended December 31, 1999 reflects the combined results of

T-NETIX and Gateway for that year. The Statement of Operations Data for the years ended December 31, 1998, 1997 and 1996 reflects the results of operations of T-NETIX for the years ended July 31, 1998, 1997 and 1996, respectively, combined with that of Gateway for the years ended December 31, 1998, 1997, 1996 and 1995. The Balance Sheet Data as of December 31, 1998, 1997 and 1996 reflects the financial position of T-NETIX as of December 31, 1998, and July 31, 1997 and 1996 combined with the financial position of Gateway as of December 31, 1998, 1997 and 1996. See Note 1 of "Notes to Consolidated Financial Statements."

     As a result of T-NETIX and Gateway having different fiscal year ends prior to 1999, the results of operations of T-NETIX for the five month period ended December 31, 1998, have been excluded from the reported results of operations. The net loss for the period has been accounted for as an adjustment of the accumulated deficit at January 1, 1999. T-NETIX had revenue, expenses, and net loss of $15.0 million, $17.6 million, and $2.2 million, respectively, for the five month period ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of our financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections and Internet Service Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability to win new contracts for our products and services, including Lock & Track(TM), Contain(R) and our Internet Services Division, the ability of our existing customers, including AT&T, to maintain their market share of the inmate calling market, our ability to penetrate the market for jail management systems and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996 that could affect our sales or pricing, the impact of competitive products and pricing particularly in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

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

     In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for their terminating a royalty agreement with Gateway. The royalty agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the royalty owners in exchange for royalty payments. The termination of the royalty owners' interests resulted in the acquisition of an intangible asset. The asset was recorded at fair value, or $2,487,000. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger

Agreement), or $6.625, multiplied by the number of shares issued in exchange for termination of the royalty owners' interests. The intangible asset has an estimated useful life of 10 years, the remaining term of the underlying patent.

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

     Telecommunications services revenue is generated under long-term contracts, which provide for transaction fees paid on a per-call basis. The per-call charge is primarily for the provisioning of specialized call processing services to telecommunications service providers for their customers, the correctional facilities. Such telecommunications service providers include AT&T, Verizon, Qwest, SBC Communications (including Ameritech), Sprint, GTE Worldcom, and other telecommunications service providers. We are paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates.

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

     We experienced an increase in total revenue in 2000 from 1999 of approximately $10.2 million or an increase of 14% over 1999. This increase was primarily due to new pricing agreements negotiated with four of our major partners during the second half of 2000. We will continue to market our products and services to other telecommunication service providers; however, we expect growth in call processing volumes and corresponding telecommunications services revenue will come predominantly from adding new systems for existing customers and from the sale of other corrections related products and services. Systems that are currently scheduled for installation are not expected to contribute to significant call volume increases until the later half of fiscal 2001.

Internet Services Division

     In December 1999, we entered into a master service agreement with US WEST !NTERPRISE America, Inc. (now named Qwest) to provide interLATA Internet services to Qwest customers. The contract, which commenced December 1, 1999, calls for us to buy, resell and process billing of Internet bandwidth to this customer. The contract is for a minimum of sixteen months.

     We experienced a significant increase in Internet Services revenue and related costs in fiscal 2000. This was due to the contract being in place a full fiscal year versus one month in 1999. Our gross margin on these was 22% for 2000. We anticipate future margins to remain consistent through the remaining term of the contract. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

     The contract with Qwest expires in March 2001, and although we expect to see month-to-month continuing revenues through September 2001, we anticipate operations for this division will cease after such time.

Speaker Verification Division

     We completed consolidation of our SpeakEZ operations to our Englewood facility in February 1999. The reorganization at that time included a change in marketing strategy from a direct customer sales strategy to a technology licensing strategy. Our voice print revenue has been minimal to date and management is seeking strategic alternatives including the sale of this division. In the meantime this division will continue to incur its normal operating expenses. There is no assurance that the SpeakEZ products will be commercially accepted or profitable in the future and there is no assurance that we will be able to sell or otherwise divest the Company from this operation.

RESULTS OF OPERATIONS

Current Operations

     We experienced a net loss during 2000 of $368,000. The loss increased our accumulated deficit to $15.5 million. This loss was approximately $10.0 million less than the previous year. The decreased loss resulted primarily from an increase in revenues due to new pricing agreements, a full year of internet services revenue and the effect of one time expenses related to the merger with Gateway incurred in 1999.

     We continue to aggressively pursue new contracts in our corrections division through our sales and marketing efforts. Any new agreement will require investments in new installations that due to the long-term nature of our contracts do not produce immediate profitability but will contribute to future profitability. Additionally we have implemented a business plan that we believe will improve operational efficiencies and will help improve overall margins.

     The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended December 31, 2000, 1999 and 1998.

                                                  2000       1999       1998
                                                 ------     ------     ------
Revenue:
  Telecommunications services ................       50%        53%        63%
  Direct call provisioning ...................       27         38         33
  Internet services ..........................       21          2         --
  Equipment sales and other ..................        2          7          4
                                                 ------     ------     ------
          Total revenue ......................      100        100        100
Expenses:
  Operating costs ............................       61         63         55
  Selling, general and administrative ........       19         19         20
  Research and development ...................        6          7          6
  Impairment of telecommunications assets ....       --          6         --
  Depreciation and amortization ..............       12         16         15
                                                 ------     ------     ------
     Operating income (loss) .................        2        (11)         4
  Merger transaction expenses ................       --         (1)        --
  Interest and other expense .................       (2)        (3)        (3)
                                                 ------     ------     ------
     Income (loss) before income taxes .......       --        (15)         1
  Income tax (expense) benefit ...............       --          1         --
                                                 ------     ------     ------
          Net income (loss) ..................       --        (14)%        1%
                                                 ======     ======     ======

     Total Revenue. Total revenue in 2000 was $103.3 million, an increase of 41% over $73.2 million in 1999. This increase was attributable to the Internet Services contract being in effect for the entire year of 2000 as well as increases in telecommunications services revenue and direct call provisioning revenue, offset in part by decreases in equipment sales and other. Total revenue in 1999 was $73.2 million, an increase of 10% over $68.2 million in 1998. This increase was primarily attributable to an increase in direct call provisioning revenue and equipment sales offset in part by decreases in telecommunications services revenue.

     The 31% increase in telecommunications services revenue to $51.4 million in 2000, from $39.3 million in 1999, was due primarily to an increase in contract prices. In addition, we experienced an increase in revenue due to call volume increases, primarily due to the addition of new sites. We expect telecommunications revenue to increase with additional pricing modifications. However, as we shift our focus to being a direct call provider, we anticipate an offsetting decrease in the amount of telecommunications services revenue.

     Telecommunications services revenue decreased 9% in 1999 to $39.3 million, from $43.1 million in 1998. The decrease was due primarily to a decrease in call volume at existing sites. The reduction in call volume is primarily due to price increases by our telecommunications provider customers to the end users. Additionally, reductions are also attributable to prisoner relocation programs and increased use of call control measures by correctional institutions at existing sites. In addition, non-renewal of some existing site-specific customer contracts in competitive bidding arrangements contributed to the reduction. These factors were partially offset by increases associated with the addition of new call processing systems.

     Direct call provisioning revenue increased slightly to $28.1 million in 2000, from $27.5 million in 1999. This increase was due to the addition of sites for which we are provisioning the long distance service. The addition of sites is primarily a result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions. We anticipate direct call processing revenue to increase and be a larger proportion of our total revenue as we direct our sales efforts towards direct provisioning of inmate calling services. Direct call provisioning revenue increased 21% to $27.5 million in 1999, from $22.7 million in 1998. This increase again was due to an increase in the number of sites serviced.

     Equipment sales and other revenue decreased 51% to $2.4 million for 2000 from $4.9 million in 1999. Such sales are primarily associated with one telecommunications service provider customer. In 2000, this customer significantly reduced their purchasing quantities. We do not anticipate significant equipment sales to this or any other customer in the near future. Equipment sales and other revenue increased 103% to $4.9 million for 1999 from $2.4 million in 1998. In 1999 we had a single sale of $1.1 million for our DRS product to a telecommunications service provider customer for a state department of corrections. The remaining increase in 1999 from 1998 was due primarily to the timing of purchases from this customer.

     We had SpeakEZ Voice Print(R) revenue of $121,000, $93,000 and $632,000 for 2000, 1999, and 1998, respectively. Such amounts are included in other revenue. The reduction in revenue is due to the change in strategy whereby small projects that were previously performed are no longer accepted. SpeakEZ Voice Print(R) revenue was derived primarily from the sale of software licenses and software development kits. Future amounts of voice print revenue are unpredictable and depend upon market acceptance, technological success, and the impact of new competition.

     Operating costs and expenses. Total operating costs and expenses were $63.3 million in 2000, an increase of 38% from $46.3 million in 1999, which in turn was an increase of 15% from $37.9 million in 1998. The increase in 2000 was primarily due to the commencement of Internet services as well as increases in telecommunication services and direct call provisioning expenses offset by a reduction in the cost of equipment sold and other expenses. The increases in 1999 from 1998 were due to increased direct call provisioning expense related to increased direct call revenue, the cost of equipment sold and the initiation of the internet services contract.

     Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services operating expenses consist of purchased internet bandwidth costs.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended December 31, 2000, 1999 and 1998.

                                                        2000      1999      1998
                                                       ------    ------    ------
Operating costs and expenses:
Telecommunications services ......................       41%       45%       39%
Direct call provisioning .........................       87        91        88
Internet services ................................       78        93        --
Cost of equipment sold and other .................       38        56        35

     Operating costs and expenses associated with providing telecommunications services as a percentage of corresponding revenue was 41% in 2000, a decrease from 45% in 1999. The decrease in 2000 is primarily due to revenue increases from renegotiated pricing agreements with our telecommunications partners. The increase in 1999 was primarily due to the reduction in telecommunications services revenue primarily due to a reduction in call volumes, and increases in personnel costs.

     Total telecommunications services operating expenses were $21.3 million, $17.7 million, and $17.0 million for 2000, 1999, and 1998, respectively. The increase from 1999 to 2000 was due primarily to new services being provisioned for a significant customer as part of a contract amendment and due to increases in personnel costs. The increase included bonus costs associated with our line installation bonus program. The bonus program ended June 30, 2000. Also, the addition of new personnel in the National Service Center and other operational support functions contributed to cost increases. To a lesser extent, increases in travel, consulting services, repairs and maintenance contributed to the overall cost increase. The increase from 1998 to 1999 was due primarily to personnel costs. We anticipate that we will continue to increase our personnel costs for our National Service Center, however, we believe this centralization of customer support will allow us to begin to reduce field operations costs.

     Direct call provisioning costs as a percentage of applicable revenue was 87%, 91% and 88% of revenue in 2000, 1999, and 1998 respectively. The decrease in 2000 was primarily due to a reduction in bad debt expense because of improved collection efforts. The increase in 1999 from 1998 was primarily attributable to higher commission and telecommunications costs.

     The contract for Internet services commenced in December 1999, thus accounting for the dramatic annual change in 2000 from 1999. Cost of equipment sold and other decreased for 2000 but compared to 1999, but increased as a percentage of corresponding revenue due to the change in the revenue mix for equipment sales and voice print sales. Cost of equipment sold and other increased in 1999 from 1998 primarily due the change in the revenue mix for equipment sales and voice print sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.7 million in 2000, compared to $13.8 million in 1999 and $13.4 million in 1998. Selling, general and administrative expenses associated with the Corrections Division were $19.2 million in 2000, $13.0 million in 1999 and $11.3 million in 1998. The increase in 2000 was primarily due to increases in salary and benefits for additional personnel and from raises for existing personnel and a bonus program. Other expenses increased due to travel, communications, and professional fees due to the integration of Gateway operations. The increase in 1999 from 1998 was primarily due to increases in salary and benefits for additional sales and marketing personnel and due from raises and cost of living adjustments for existing personnel. Other expenses, including travel and telecommunications cost increased due to the merger with Gateway and additional sales and marketing travel. Another component of the 1999 increase in selling, general and administrative expenses was professional services and consulting fees, which increased as a result of the implementation of a Year 2000 compliant internal accounting system.

     Selling, general and administrative expenses for the SpeakEZ Division were $0.5 million for 2000 a decrease from $0.8 million in 1999 and $2.1 million in 1998. The decrease is due to the change in the SpeakEZ Division's organization in 1999 to reduce personnel and the marketing approach to a licensing approach versus a direct sales approach.

     Research and Development Expenses. Research and development expenses were $5.8 million in 2000, $5.1 million in 1999 and $3.9 million in 1998. Research and development expenses for the Corrections Division were $5.0 million in 2000, $4.2 million in 1999 and $2.4 million in 1998. The increases were primarily due to an increase in personnel expenses and higher travel and consulting costs.

     Research and development expenses for the SpeakEZ Division were $0.7 million for 2000, which is consistent with the $0.9 million reported for 1999. However, both amounts represent a significant decrease from the $1.5 million in 1998. The decrease in 2000 and 1999 was a result of a reduction in personnel and the consolidation of the research facilities into the corporate headquarters.

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

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $12.5 million in 2000, an increase from $11.6 million in 1999 and $10.2 million in 1998. The increase was due primarily to the depreciation of fixed assets place in service in 2000. Depreciation and amortization expense for the SpeakEZ Division was $0.9 million, $1.0 million and $0.9 million for 2000, 1999 and 1998, respectively.

     Merger Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to approximately $1.0 million in 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net was $2.4 million in 2000, an increase from $2.1 million in 1999. Included in other income in 1999 is a gain of approximately $0.2 million on the sale of used telecommunications equipment. Interest expense was $2.8 million in 2000, $2.3 million in 1999 and $2.4 million in 1998. The increase in 2000 was attributable to an increase in the average amount of indebtedness outstanding and an increase in interest rates. The amounts in 1999 and 1998 remained consistent due to a consistent average debt level and interest rates. The average debt balance increased in 2000 primarily due to the increase in capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     We have historically relied upon operating cash flow, debt financing and the sale of equity securities to fund our operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment and internal equipment requirements.

     Cash Provided by operations decreased by 64% to $4.3 million for 2000 from $12.2 million in 1999, primarily due to reductions in accounts payable, and increases in accounts receivable. Cash provided by operations increased 17% to $12.2 million for 1999 from $10.4 million in 1998 primarily due to increases in accounts payable.

     We anticipate that our capital expenditures in 2001 will be consistent with 2000 based on our anticipated growth in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our credit facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems and upgrades of existing systems and to finance our operations for at least the next 12 months.

     Cash used in investing activities consisted primarily of purchases of property and equipment of $11.0 million in 2000 compared to $14.6 million in 1999 and $6.3 million in 1998. The decrease in 2000 was the result of a decrease in calling system installations compared to 1999. The increase in purchases of property and equipment in 1999 was primarily due to additional inmate calling system installations and upgrades to existing systems in 1999. Cash used for acquisitions amounted to $1.4 million in 1999 and $2.7 million in 1998.

     Cash provided by financing of $6.2 million in 2000 primarily consisted of net proceeds from issuance of redeemable convertible preferred stock of $3.5 million and subordinated debt of $3.7 million, less net payments on the Credit Facility and other debt of $1.0 million. Cash provided by financing of $3.7 million in 1999 primarily consisted of net proceeds from debt including the line of credit, of $3.4 million. Cash provided by financing of $1.0 million in 1998 primarily consisted of common stock issued for cash under options of $0.8 million and net proceeds from debt of $0.3 million.

Capital Resources

     In September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. The maximum available amount of credit under the credit facility available to us is dependent upon our financial performance. Based on the financial covenants, our maximum borrowings at December 31, 2000 were $40.0 million. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. In addition, monthly payments of $200,000 on the term loan will commence on April 30, 2001.

     In April 2000, we raised $7.5 million of debt and equity financing. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility. The Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. In November 2000, the holders of the preferred stock converted 500 shares of the Series A Preferred Stock into 250,630 shares of common stock at a conversion price of $2.09 per share. The unamortized discount on the preferred stock of $167,000 was recognized as a charge to income (loss) applicable to common stockholders. In February of 2001 the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. In April 2000, we also issued subordinated debt in the amount of $3.75 million which is payable to a director and significant shareholder. The maturity date of this note has been extended to April 30, 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of our operations.

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides for guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC delayed the implementation date of SAB 101 until the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material effect on our financial position or results of our operations.

     Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS 137 is effective for us as of January 1, 2001 SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The adoption of SFAS 133 will not have an effect on our financial position or results of our operations, since we currently do not use derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk as discussed below.

Interest Rate Risk

     We have current debt outstanding under a credit facility of $25.5 million at December 31, 2000. The credit facility bears interest at differing rates including, $23.5 million at LIBOR plus 2.75% (8.7% at December 31, 2000) and the remaining balance at the prime rate plus 0.5%, (9.5% at December 31, 2000). Interest on LIBOR rate loans and prime rate loans are payable monthly. In April 2001 the credit facility was renewed and extended to March 31, 2002. The new interest rate is at prime rate plus 1.25%, effective March 31, 2001, increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. Outstanding amounts under the line of credit are payable on March 31, 2002. The term loan is payable in monthly installments of $200,000 beginning April 30, 2001. Since the interest rates on the loans outstanding are variable and are reset periodically, we are exposed to interest rate risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $255,000 based on the amount of borrowings outstanding under the line of credit at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors and executive officers will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 5, 2001. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 5, 2001. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, our directors and our executive officers will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 5, 2001. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 5, 2001. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements:

Independent Auditors' Report..............................................   F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999..............   F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998........................................   F-3

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998............................   F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998........................................   F-5

Notes to Consolidated Financial Statements................................   F-6

2. Financial Statement Schedules:

Independent Auditors' Report on Financial Statement Schedule..............   S-1

Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 2000, 1999 and 1998............................   S-2

3. Exhibit Index:


EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
   (2.1)        --  Acquisition Agreement and Plan of Merger between Registrant and SpeakEZ, Inc. dated October 11, 1995. (4)

   (2.2)        --  Agreement and Plan of Merger of T-NETIX and Gateway dated
                    February 10, 1999. (5)

   (3.1)        --  Articles of Amendment to the Articles of Incorporation of
                    Registrant (4)

   (3.2)        --  Amended and Restated Articles of Incorporation of Registrant
                    (2)

   (3.3)        --  Amended and Restated Bylaws of Registrant(1)

  (10.1)        --  1991 Non-Qualified Stock Option Plan(3)

  (10.2)        --  Form of 1991 Non-Qualified Stock Option Agreement(3)

  (10.3)        --  1991 Incentive Stock Option Plan(3)

  (10.4)        --  Form of 1991 Incentive Stock Option Agreement(3)

  (10.5)        --  1993 Incentive Stock Option Plan(3)

  (10.6)        --  Form of 1993 Incentive Stock Option Agreement(3)

  (10.7)        --  Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991(1)

  (10.8)        --  Loan Agreement between Registrant and Bank One, Colorado NA,
                    COBANK, ACB, and INTRUST BANK, N.A., dated as of September
                    9, 1999.(7)

  (10.9)        --  Standard Industrial Lease between Pacifica Development
                    Properties, II LLC and Registrant dated April 15, 1996 and
                    Amendment Number One thereto, dated May 20, 1996.(4)

 (10.10)        --  Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.(7)

 (10.11)        --  Employment Agreement between T-NETIX, Inc. and Thomas E.
                    Larkin dated March 3, 2000.(6)

 (10.12)        --  First Amendment to the Loan Agreement $40,000,000 Revolving
                    Line of Credit from BankOne, Colorado, NA, COBANK, ACB and
                    Intrust Bank, NA, dated July 11, 2000.(8)

    (21)        --  Subsidiaries of Registrant(1)

    (23)        --  Consent of KPMG LLP

----------

     (1) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 8, 1994, SEC Registration No. 33-83844.

     (2) Incorporated herein by this reference from the Exhibits to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on October 11, 1994, SEC Registration No. 33-83844.

     (3) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 23, 1995, SEC Registration No. 33-92642 and amended on May 3, 1996.

     (4) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended 1996.

     (5) Previously filed with the Commission as an exhibit to the Company's Proxy Statement dated May 10, 1999.

     (6) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated March 31, 2000.

     (7) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 1999.

     (8) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated June 30, 2000.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on April 16, 2001.

                                                   T-NETIX, INC.

                                                   By: /s/ THOMAS E. LARKIN
                                                       -----------------------
                                                           Thomas E. Larkin,
                                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                         DATE
          ---------                     -----                         ----

/s/ THOMAS E. LARKIN                  Chief Executive                  April 16, 2001
------------------------------        Officer
    Thomas E. Larkin

/s/ JOHN GIERSCHER                    Chief Accounting Officer         April 16, 2001
------------------------------
    John Gierscher

/s/ DANIEL M. CARNEY                  Chairman of the Board/Director   April 16, 2001
------------------------------
    Daniel M. Carney

/s/ ROBERT A. GEIST                   Director                         April 16, 2001
------------------------------
    Robert A. Geist

/s/ JAMES L. MANN                     Director                         April 16, 2001
------------------------------
    James L. Mann

/s/ MARTIN T. HART                    Director                         April 16, 2001
------------------------------
    Martin T. Hart

/s/ DANIEL J. TAYLOR                  Director                         April 16, 2001
------------------------------
    Daniel J. Taylor

/s/ B. HOLT THRASHER                  Director                         April 16, 2001
------------------------------
    B. Holt Thrasher

/s/ W.P. BUCKTHAL                     Director                         April 16, 2001
------------------------------
    W.P. Buckthal

/s/ RICHARD E. CREE                   Director                         April 16, 2001
------------------------------
    Richard E. Cree

/s/ JOHN H. BURBANK III               Director                         April 16, 2001
------------------------------
    John H. Burbank III

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
T-NETIX, Inc.:

     We have audited the accompanying consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T-NETIX, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                       KPMG LLP

Denver, Colorado
April 16, 2001

                         T-NETIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                           2000          1999
                                                                                        ----------    ----------
                                                                                         (AMOUNTS IN THOUSANDS)
                                                         ASSETS

Cash and cash equivalents ...........................................................   $      102    $      118
Accounts receivable, net (note 2) ...................................................       18,268        16,459
Prepaid expenses ....................................................................        1,212         1,038
Inventories .........................................................................          764           710
                                                                                        ----------    ----------
          Total current assets ......................................................       20,346        18,325
Property and equipment, net (note 2) ................................................       34,821        33,858
Goodwill, net .......................................................................        5,557         6,401
Deferred tax asset ..................................................................        2,297         2,297
Intangible and other assets, net (note 2) ...........................................        8,474         9,252
                                                                                        ----------    ----------
          Total assets ..............................................................   $   71,495    $   70,133
                                                                                        ==========    ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable ..................................................................   $    8,654    $   13,187
  Accrued liabilities (note 2) ......................................................        5,781         5,924
  Current portion of long-term debt (note 4) ........................................        1,848         7,366
                                                                                        ----------    ----------

          Total current liabilities .................................................       16,283        26,477
  Long-term debt (note 4) ...........................................................       26,063        21,555
  Subordinated note payable (note 4) ................................................        3,750            --
                                                                                        ----------    ----------
          Total liabilities .........................................................       46,096        48,032

Series A redeemable convertible preferred stock,
     $1,000 per share, stated value, 3,750 shares
     authorized; 3,250 issued and outstanding at
     December 31, 2000; liquidation preference of
     $3,434,000 at December 31, 2000 ................................................        2,173            --

 Stockholders' equity (note 5):
   Common stock, $.01 stated value, 70,000,000
     shares authorized; 13,228,872 and 12,699,400
     shares issued and outstanding at December 31, 2000 and 1999, respectively ......          132           127
  Additional paid-in capital ........................................................       38,541        35,791
  Accumulated deficit ...............................................................      (15,447)      (13,817)
                                                                                        ----------    ----------
          Total stockholders' equity ................................................       23,226        22,101
                                                                                        ----------    ----------
Commitments and contingencies (note 10)
Total liabilities and stockholders' equity ..........................................   $   71,495    $   70,133
                                                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      2000          1999          1998
                                                   ----------    ----------    ----------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
Revenue:
  Telecommunications services ..................   $   51,375    $   39,274    $   43,089
  Direct call provisioning .....................       28,103        27,517        22,736
  Internet services ............................       21,401         1,546            --
  Equipment sales and other ....................        2,424         4,898         2,416
                                                   ----------    ----------    ----------
          Total revenue ........................      103,303        73,235        68,241
                                                   ----------    ----------    ----------
Expenses:
  Operating costs:
     Telecommunications services ...............       21,293        17,674        17,014
     Direct call provisioning ..................       24,519        25,032        20,048
     Internet services .........................       16,610         1,442            --
     Cost of equipment sold and other ..........          914         2,173           848
                                                   ----------    ----------    ----------
          Total operating costs ................       63,336        46,321        37,910
  Selling, general and administrative ..........       19,717        13,794        13,401
  Research and development .....................        5,751         5,078         3,936
  Impairment of telecommunications assets ......           --         4,632            --
  Depreciation and amortization ................       12,454        11,620        10,174
                                                   ----------    ----------    ----------
          Total expenses .......................      101,258        81,445        65,421
                                                   ----------    ----------    ----------
          Operating income (loss) ..............        2,045        (8,210)        2,820
Merger transaction expenses ....................           --        (1,017)           --
Interest and other expense .....................       (2,413)       (2,137)       (2,354)
                                                   ----------    ----------    ----------
          Income (loss) before income taxes ....         (368)      (11,364)          466
Income tax benefit (expense) (note 7) ..........           --         1,117)         (196)
                                                   ----------    ----------    ----------
          Net income (loss) ....................         (368)      (10,247)          270
Accretion of discount on redeemable
  convertible  preferred stock .................        1,095            --            --

Charge for conversion of  redeemable
   convertible preferred stock .................          167            --            --
                                                   ----------    ----------    ----------

Net income (loss) applicable to common
  stockholders .................................   $   (1,630)   $  (10,247)   $      270
                                                   ==========    ==========    ==========
Basic income (loss) per common share ...........   $    (0.13)   $    (0.82)   $     0.02
                                                   ==========    ==========    ==========
Diluted  income (loss) per common share ........   $    (0.13)   $    (0.82)   $     0.02
                                                   ==========    ==========    ==========
Shares used in computing basic income
   (loss) per common share .....................       12,801        12,511        12,172
                                                   ==========    ==========    ==========
Shares used in computing diluted income
   (loss) per common share .....................       12,801        12,511        12,930
                                                   ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 COMMON STOCK          ADDITIONAL                     TOTAL
                                                           ------------------------     PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                             SHARES        AMOUNT       CAPITAL        DEFICIT        EQUITY
                                                           ----------    ----------    ----------    -----------   -------------
                                                                                (AMOUNTS IN THOUSANDS)
BALANCES AT JANUARY 1, 1998 ............................       11,870    $      119    $   31,428    $   (1,570)   $   29,977
Common stock issued upon exercise of stock
  options ..............................................          230             2           819            --           821
Conversion of preferred stock ..........................          149             1           592            --           593
Purchase of treasury stock .............................          (32)           --           (98)          (26)         (124)
Stock compensation .....................................           --            --            75            --            75
Dividends paid to preferred stockholders ...............           --            --            --            (9)           (9)
Tax benefit from stock options exercised
  (note 8) .............................................           --            --           198            --           198
Adjustments to conform year ends of combined
  companies ............................................            9            --            38        (2,235)       (2,197)
Net income .............................................           --            --            --           270           270
                                                           ----------    ----------    ----------    ----------    ----------
BALANCES AT DECEMBER 31, 1998 ..........................       12,226           122        33,052        (3,570)       29,604
Common stock issued upon exercise of stock
  options ..............................................           98             1           256            --           257
Common stock issued for intangible asset
  (note 3) .............................................          375             4         2,483            --         2,487
Net loss ...............................................           --            --            --       (10,247)      (10,247)
                                                           ----------    ----------    ----------    ----------    ----------
BALANCES AT DECEMBER 31, 1999 ..........................       12,699           127        35,791       (13,817)       22,101
Common stock issued upon exercise of stock options .....          279             3           122            --           125
Warrants issued in connection with Series A
   redeemable convertible preferred stock ..............           --            --         1,275            --         1,275
Value ascribed to beneficial conversion feature of
   Series A redeemable convertible preferred stock .....           --            --           771            --           771
Warrants issued in connection with subordinated debt ...           --            --            84            --            84
Accretion of redeemable convertible preferred stock ....           --            --            --        (1,095)       (1,095)
Conversion of redeemable convertible preferred
  stock (note 5) .......................................          251             2           498          (167)          333
Net loss ...............................................           --            --            --          (368)         (368)
                                                           ----------    ----------    ----------    ----------    ----------
BALANCES AT DECEMBER 31, 2000 ..........................       13,229    $      132    $   38,541    $  (15,447)   $   23,226
                                                           ==========    ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    2000          1999          1998
                                                                 ----------    ----------    ----------
                                                                          (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
Net income (loss) ............................................   $     (368)   $  (10,247)   $      270
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization ..............................       12,454        11,620        10,174
  Impairment loss and investment write-off ...................           --         4,632           600
  Deferred income tax expense (benefit) ......................           --        (1,117)           15
  Gain on sale of property and equipment .....................         (387)         (206)          (83)
  Accretion of discount on subordinated note payable .........           65            --            --
  Stock compensation expense .................................           --            --            75
  Changes in operating assets and liabilities:
      Accounts receivable, net ...............................       (1,809)         (263)        1,680
      Prepaid expenses .......................................         (174)          (48)         (678)
      Inventories ............................................          (54)         (441)         (164)
      Intangibles and other assets ...........................         (712)         (593)         (227)
      Accounts payable .......................................       (4,533)        6,972          (549)
      Accrued liabilities ....................................         (143)        1,907          (670)
                                                                 ----------    ----------    ----------
       Cash provided by operating activities .................        4,339        12,216        10,443
                                                                 ----------    ----------    ----------
Cash used in investing activities:
  Purchase of property and equipment .........................      (10,977)      (14,560)       (6,190)
  Acquisition of business or business assets .................           --        (1,377)       (2,679)
  Proceeds from disposal or property and equipment ...........          350           473           121
  Other investing activities .................................          (52)         (980)       (2,460)
                                                                 ----------    ----------    ----------
       Cash used in investing activities .....................      (10,679)      (16,444)      (11,208)
                                                                 ----------    ----------    ----------
Cash flows from financing activities:
  Net proceeds from (payments on) line of credit .............         (647)       11,489        (2,318)
  Payments on other debt .....................................         (363)       (8,078)       (3,064)
  Proceeds from other debt ...................................           --            --         5,731
  Proceeds from subordinated debt ............................        3,750            --            --
  Proceeds from issuance of redeemable convertible
    preferred stock, net .....................................        3,459            --            --
  Common stock issued for cash under option plans ............          125           257           821
  Treasury stock purchased ...................................           --            --          (124)
  Dividends on preferred stock ...............................           --            --            (9)
  Redemption of preferred stock ..............................           --            --            (7)
                                                                 ----------    ----------    ----------
       Cash provided by financing activities .................        6,327         3,668         1,030
                                                                 ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents .........          (16)         (560)          265
Adjustment to conform year ends of combined companies ........           --            --            48
Cash and cash equivalents at beginning of year ...............          118           678           365
                                                                 ----------    ----------    ----------
Cash and cash equivalents at end of year .....................   $      102    $      118    $      678
                                                                 ==========    ==========    ==========

Supplemental Disclosures:
  Cash paid during the year for:
      Interest ...............................................   $    2,581    $    2,568    $    1,773
                                                                 ==========    ==========    ==========
      Income taxes ...........................................   $      104    $      217    $      622
                                                                 ==========    ==========    ==========
Non-cash financing activities:
      Accretion on preferred stock ...........................   $    1,095    $       --    $       --
                                                                 ==========    ==========    ==========
      Conversion of preferred stock ..........................   $      167    $       --    $       --
                                                                 ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

     T-NETIX, Inc. and subsidiaries ("T-NETIX" or the "Company") was incorporated in Colorado in 1986. The Company has three reportable segments, the Corrections Division, the Internet Services Division and the SpeakEZ Division ("SpeakEZ").

     The Corrections Division primarily manages its specialized telecommunications hardware and software systems for long distance and local exchange carriers on a contractual basis. The long distance and local exchange carriers in turn pay a percentage of revenue from or a fee per call to the Company for each billable call made from a phone subject to a contract with the Company. The Company also receives revenue from billing collect calls made from correctional facilities in which the Company's specialized telecommunications hardware and software systems are located. The Internet Services Division provides interLATA Internet services to Internet subscribers and buys and resells Internet bandwidth. SpeakEZ engages in the research and development and sales and marketing of speaker verification technology.

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

     The consolidated statements of operations and cash flows for the year ended December 31, 1998 has been recast to reflect the results of operations and cash flows for T-NETIX for the year ended July 31, 1998, combined with Gateway for the year ended December 31, 1998.

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

Fair Value of Financial Instruments

     The reported amounts of the Company's financial instruments including cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's revenue is primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable from 5 customers that comprised 33% and 28% of total trade accounts receivable at December 31, 2000 and 1999, respectively. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses. An allowance for doubtful accounts has been established based on historical experience and management's evaluation of outstanding accounts receivable at the end of the accounting period.

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

     Construction in progress represents the cost of material purchases and construction costs, including interest capitalized during construction, for telecommunications hardware systems in various stages of completion. During the years ended December 31, 2000, 1999 and 1998, interest capitalized was insignificant.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 7 years for telecommunications equipment and 5 to 10 years for office equipment. No depreciation is recorded on construction in progress until the asset is placed in service.

Intangible and Other Assets

     Other assets include intellectual property assets, capitalized computer software, patent defense and costs of numerous patent applications, deposits and long-term prepayments and other intangible assets. Patents and intangible assets are stated at cost. Amortization is computed on the straight-line basis over 17 years for patent costs and periods ranging from 3 to 7 years for other intangibles. Amortization charged to expense was $2 million, $1.5 million, and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Goodwill

     Goodwill, representing the excess of the cost over the net tangible and identifiable assets of the acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited 5 to 10 years. On an annual basis, the Company reviews the recoverability of goodwill based primarily on an analysis of undiscounted cash flows from the acquired business. Accumulated amortization amounted to $2 million and $1.1 million at December 31, 2000 and 1999, respectively.

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

     During the year ended December 31, 1999, the Company recorded an impairment charge of telecommunications assets of $4.6 million. Impaired telecommunications assets consisted of software development costs, construction in progress, and inmate calling platform assets. Two events occurred in 1999 indicated that the carrying value of certain equipment and intangible assets may not be recoverable. Due to the abandonment of one of the Company's operating platforms, as a result of the Gateway merger, impairments were recorded for $2.1 million of software development and $1.6 million relating to construction in progress. In addition, certain assets in customer's network locations were impaired by $1.0 million due to declining call volumes.

Revenue Recognition

     Revenue and expenses from telecommunications services and direct call provisioning are recognized at the time the telephone call is completed. Provision is made for estimated uncollectible accounts in the period direct call provisioning revenue is recorded. Revenue from equipment sales is recognized when the equipment is shipped to customers. Internet services are recognized as the services are provided. The Company records deferred revenue for advance billings to customers, or prepayments by customers prior to the completion of installation or prior to the provision of contractual bandwidth usage.

Research and Development

     Costs associated with the research and development of new technology or significantly altering existing technology are charged to operations as incurred.. Capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the economic useful life of the software product, which is generally estimated to be three years.

401(k) Plan

     The Company established a 401(k) plan for all of its full time employees effective January 1, 1994. In June 1998, the Company implemented a matching program. The program calls for the Company to match 25% of an employee's contribution up to 6% of the individual employee's total salary. Matching contributions and plan expenses were $148,000 and $111,000 for the years ended December 31, 2000 and 1999, and such expenses were not significant for the year ended December 31, 1998.

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

Earnings (Loss) Per Common Share

     Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes the impact of potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There is no difference between basic and diluted net loss per common share since potentially dilutive securities from the conversion of redeemable convertible preferred stock and the exercises of options and warrants are anti-dilutive for the years ended December 31, 2000 and 1999. The calculations or diluted net loss per common share for the years ended December 31, 2000 and 1999 do not include 317,000 and 375,000 respectively, of potentially dilutive securities, including common stock options and warrants and redeemable convertible preferred stock. For the years ended December 31, 1998 diluted common and common equivalent shares outstanding includes 758,000 of potentially dilutive securities, consisting of stock options, determined under the treasury stock method.

Stock Compensation

     The Company accounts for employee stock options under the provisions APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires pro forma disclosure of compensation expense using a fair value based method of accounting for stock-based compensation plans. Under APB 25, compensation expense is based on the difference, if any, between the exercise price and fair value of the Company's stock on the date of grant.

Recently Issued Accounting Pronouncement

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

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides for guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC delayed the implementation date of SAB 101 for the Company until the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the company.

     Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 is effective for the Company as of January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 1333 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The adoption of SFAS 133 will not have an effect on the Company's financial position or results of operations, since the Company does not use derivative instruments.

Reclassification

     Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

(2) BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                               DECEMBER 31,
                                                       ----------------------------
                                                          2000              1999
                                                       -----------      -----------
                                                          (AMOUNTS IN THOUSANDS)
Accounts receivable, net:
  Trade accounts receivable........................    $    13,216      $    12,549
  Direct call provisioning receivable..............          5,934            7,268
  Other receivables................................            209              231
                                                       -----------      -----------
                                                            19,359           20,048
     Less: Allowance for doubtful accounts.........         (1,091)          (3,589)
                                                       -----------      -----------
                                                       $    18,268      $    16,459
                                                       ===========      ===========

     Bad debt expense was $3.2 million, $5.0 million, and $4.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Property and equipment consist of the following:

                                                                           DECEMBER 31,
                                                                  -----------------------------
                                                                      2000              1999
                                                                  -----------       -----------
                                                                      (AMOUNTS IN THOUSANDS)
Property and equipment, net:
  Telecommunications equipment................................    $    62,833       $    55,487
  Construction in progress....................................          6,495             7,341
  Office equipment............................................         11,544             9,169
                                                                  -----------       -----------
                                                                       80,872            71,997
     Less: Accumulated depreciation and amortization..........        (46,051)          (38,139)
                                                                  -----------       -----------
                                                                  $    34,821       $    33,858
                                                                  ===========       ===========

     Intangible and other assets consist of the following:

                                                              DECEMBER 31,
                                                      ----------------------------
                                                          2000             1999
                                                      -----------      -----------
                                                         (AMOUNTS IN THOUSANDS)
Intangible and other assets, net:
  Patent license rights..........................     $     3,325      $     3,325
  Purchased technology assets....................           2,487            2,487
  Capitalized software development costs.........             633              651
  Acquired software technologies.................           1,809            1,783
  Patent defense and application costs...........           2,915            2,583
  Deposits and long-term prepayments.............           1,718            1,183
  Other..........................................           1,500            1,649
                                                      -----------      -----------
                                                           14,387           13,661
     Less: Accumulated amortization..............          (5,913)          (4,409)
                                                      -----------      -----------
                                                      $     8,474      $     9,252
                                                      ===========      ===========

     Accrued liabilities consist of the following:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                2000             1999
                                                             ---------        ---------
                                                               (AMOUNTS IN THOUSANDS)
Accrued liabilities:
  Deferred revenue and customer advances................     $   1,905        $   2,114
  Compensation related..................................         1,281            1,175
  Other.................................................         2,595            2,635
                                                             ---------        ---------
                                                             $   5,781        $   5,924
                                                             =========        =========

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

     In connection with the merger, the Company incurred merger transaction expenses of $1.0 million for the year ended December 31, 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Evans and Ricker Acquisition

     Effective October 28, 1999, the Company completed the acquisition of substantially all of the assets of Evans and Ricker ("E&R"), of Portland, Oregon. E&R specialize in software used to control and manage information for correctional facilities. E&R's product, Lock and Track Corrections Information System ("Lock & Track(TM)") is a comprehensive relational database designed to handle the operational control and reporting needs of municipal, state, federal, and/or private correctional facilities. The purchase price was approximately $1.4 million including acquisition costs. The acquisition has been accounted for using the purchase method of accounting. The results of operations associated with the assets acquired are included in the Company's financial statements beginning November 1, 1999. Assets acquired and liabilities assumed have been recorded at their fair values. The assets acquired were cash, accounts receivable and intangibles. The estimated excess of cost over the estimated fair value of the net assets acquired of approximately $1.3 million was allocated principally to goodwill, which will be amortized on a straight line basis over 7 years. The remaining net assets acquired were primarily current assets (cash and accounts receivable) net of current liabilities (accounts payable and accrued liabilities). The acquisition was funded by borrowings under the Company's line of credit. Pro forma information giving effect to this acquisition has been omitted as the pro forma results do not vary materially from the Company's recorded results, as E&R's operations were not significant in 1998.

(4) DEBT

     Debt consists of the following:

                                                         DECEMBER 31,
                                                 -----------------------------
                                                     2000              1999
                                                 -----------       -----------
                                                    (AMOUNTS IN THOUSANDS)
Debt:
  Bank lines of credit.......................    $    27,813       $    28,461
  Subordinated note payable .................          3,750               --
  Other......................................             98               460
                                                 -----------       -----------
                                                      31,661            28,921
     Less current portion....................          1,848             7,366
                                                 -----------       -----------
     Non current portion.....................    $    26,063       $    21,555
                                                 ===========       ===========

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provides for maximum credit of $40,000,000 subject to limitations based on certain financial covenants. Amounts outstanding under the Credit Facility consist of $23.5 million at an interest rate of LIBOR plus 2.75% (8.7% at December 31, 2000) and $2.0 million at the Bank's prime rate plus 0.5% (9.5% at December 31, 2000). The Company also pays a fee of 0.3% per annum on the unused portion of the line of credit.

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

     In July 2000, the Company and its lenders amended its credit agreement to provide for revised financial covenants and extended the maturity date until April 30, 2001. The maximum amount of credit under the credit facility available to the Company is dependent upon the Company's financial performance. Based on these financial covenants, the Company's maximum available borrowings at December 31, 2000 were $40 million.

     In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings on the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001.
Subordinated Note Payable

     The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (10% at December 31, 2000) which is payable every six months beginning October 2000. The lender also received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt. This note was extended in April 2001, to April 30, 2002.

(5) STOCKHOLDERS' EQUITY

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


     A summary of the Company's stock option activity, and related information through December 31, 2000 is as follows:

                                                                           OPTIONS OUTSTANDING
                                                                        ------------------------
                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                SHARES AVAILABLE        NUMBER OF       EXERCISE
                                                    FOR GRANT            SHARES           PRICE
                                                ----------------        ----------      -------
Balance at January 1, 1998.................           461,538            2,247,382      $  4.88
  Granted..................................          (246,619)             246,619      $  5.24
  Exercised................................               --               (77,477)     $  2.86
  Canceled.................................           166,000             (166,000)     $  6.45
                                                   ----------          -----------
Balance at December 31, 1998...............           380,919            2,250,524      $  4.88
  Granted..................................          (223,800)             223,800      $  5.33
  Exercised................................               --               (98,425)     $  2.61
  Canceled.................................           458,019             (458,019)     $  6.92
                                                   ----------          -----------
Balance at December 31, 1999...............           615,138            1,917,880      $  4.56
  Granted..................................        (1,063,900)           1,063,900      $  5.09
  Exercised................................               --              (278,842)     $  0.45
  Canceled.................................           531,400             (531,400)     $  5.91
                                                   ----------          -----------
Balance at December 31, 2000...............            82,638            2,171,538      $  5.01
                                                   ==========          ===========

The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2000 is as follows:

                       OPTIONS OUTSTANDING
---------------------------------------------------------------------        OPTIONS EXERCISABLE
                                           WEIGHTED                    -------------------------
                                           AVERAGE        WEIGHTED                      WEIGHTED
                                          REMAINING        AVERAGE                       AVERAGE
      RANGE OF              NUMBER OF    CONTRACTUAL      EXERCISE      NUMBER OF       EXERCISE
   EXERCISE PRICE            SHARES         LIFE           PRICE         SHARES          PRICE
   --------------         -----------    -----------      --------     -----------      --------
    $        0.20              33,317      0.3 years      $   0.20          33,317      $   0.20
    $        1.61             284,181      5.7 years      $   1.61         284,181      $   1.61
    $  1.62-$2.99              82,500      9.9 years      $   2.25              --      $     --
    $  3.00-$4.11             472,090      7.7 years      $   3.59         125,765      $   3.27
    $  4.12-$5.48             235,300      8.3 years      $   5.05          82,575      $   5.06
    $  5.49-$7.24             601,750      6.5 years      $   5.81         367,875      $   5.54
    $        7.25             350,750      5.1 years      $   7.25         350,750      $   7.25
    $ 7.26-$10.99              51,750      6.9 years      $   9.07          43,875      $   9.09
    $11.00-$13.71              45,000      4.7 years      $  13.71          45,000      $  13.71
                          -----------                                  -----------
    $ 0.20-$13.71           2,156,638      6.6 years      $   5.01       1,333,338      $   5.17
                          ===========                                  ===========

     The Company has not recorded compensation expense for stock options granted. The Company has computed the pro forma disclosures required under SFAS 123 for stock options granted using the Black-Scholes option-pricing model. The assumptions are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2000          1999          1998
                                                     ----------    ----------    ----------
Risk free interest rate ..........................         4.98%         5.43%         5.24%
Expected dividend yield ..........................           --            --            --
Expected lives (in years) ........................    6.4 years     5.2 years     5.0 years
Expected volatility ..............................         78.9%         70.0%         70.0%
Weighted average remaining contractual life of
  options outstanding ............................    6.6 years     5.8 years     4.9 years
Weighted average fair value at grant date ........   $     3.47    $     3.24    $     2.35


     The pro forma effects of applying SFAS 123 for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                               YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                          2000          1999          1998
                                       ----------    ----------    ----------
                                                (AMOUNT IN THOUSANDS)
Net income (loss) applicable to common
  stock holders:
As reported ........................   $   (1,630)   $  (10,247)   $      270
Pro forma ..........................       (3,101)      (11,118)         (847)
Income (loss) per common share:
  As reported:
     Basic .........................   $    (0.13)   $    (0.82)   $     0.02
     Diluted .......................        (0.13)        (0.82)         0.02
  Pro forma:
     Basic .........................   $    (0.24)   $    (0.89)   $    (0.07)
     Diluted .......................        (0.24)        (0.89)        (0.07)

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

Redeemable Convertible Preferred Stock

     In April 2000, the Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock, and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. The Company accounted for the transaction in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios " and EITF 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Securities." The Company recognized an increase in additional paid in capital in the amount of $1,112,000 for the value of warrants and $771,000 for the value of the beneficial conversion feature. The Company is accreting the resulting discount to income (loss) applicable to common stockholders over a three-year period to the mandatory redemption date. The discount from the beneficial conversion feature was accreted over a six-month period to the date when the stock was first convertible into common stock. The Series A preferred stock does not bear dividends.

     In November 2000, the holders of the preferred stock converted 500 shares of the Series A Preferred Stock into 250,630 shares of common stock at a conversion price of $2.09 per share. As a result of this transaction, the Company recognized a charge of $167,000 to income (loss) applicable to common stockholders, representing the pro-rata share if the remaining unamortized discount on the preferred stock.

     In February of 2001 the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The remaining unamortized discount on the preferred stock of $1,039,000 was recognized as a charge to income (loss) applicable to common stockholders.

(6) SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS 131") establishes standards for reporting operating segments in annual financial statements. SFAS 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

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

                                                   YEARS ENDED DECEMBER 31,
                                           --------------------------------------
                                              2000          1999          1998
                                           ----------    ----------    ----------
                                                 (AMOUNTS IN THOUSANDS)
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division .................   $   81,781    $   71,596    $   67,609
  SpeakEZ Division .....................          121            93           632
  Internet Services Division ...........       21,401         1,546            --
                                           ----------    ----------    ----------
                                           $  103,303    $   73,235    $   68,241
OPERATING INCOME (LOSS):
  Corrections Division .................   $     (715)   $   (5,796)   $    6,816
  SpeakEZ Division .....................       (1,981)       (2,518)       (3,996)
  Internet Services Division ...........        4,741           104            --
                                           ----------    ----------    ----------
                                           $    2,045    $   (8,210)   $    2,820
RESEARCH AND DEVELOPMENT
  Corrections Division .................   $    5,092    $    4,196    $    2,452
  SpeakEZ Division .....................          659           882         1,484
  Internet Services Division ...........           --            --            --
                                           ----------    ----------    ----------
                                           $    5,751    $    5,078    $    3,936
DEPRECIATION AND AMORTIZATION
  Corrections Division .................   $   11,579    $   10,651    $    9,250
  SpeakEZ Division .....................          875           969           924
  Internet Services Division ...........           --            --            --
                                           ----------    ----------    ----------
                                           $   12,454    $   11,620    $   10,174
INTEREST AND OTHER INCOME (EXPENSE)
  Corrections Division .................   $   (1,402)   $   (1,217)   $   (1,762)
  SpeakEZ Division .....................       (1,011)         (920)         (592)
  Internet Services Division ...........           --            --            --
                                           ----------    ----------    ----------
                                           $   (2,413)   $   (2,137)   $   (2,354)
SEGMENT EARNINGS (LOSS) BEFORE TAX:
  Corrections Division .................   $   (2,127)   $   (8,029)   $    5,054
  SpeakEZ Division .....................       (2,992)       (3,439)       (4,588)
  Internet Services Division ...........        4,751           104            --
                                           ----------    ----------    ----------
                                           $     (368)   $  (11,364)   $      466

                                                 DECEMBER 31,
                                              2000         1999
                                           ----------   ----------
                                           (AMOUNTS IN THOUSANDS)
SEGMENT ASSETS:
 Corrections Division ..................   $   69,676   $   66,534
 SpeakEZ Division ......................        1,819        3,599
 Internet Services Division ............           --           --
                                           ----------   ----------
                                           $   71,495   $   70,133

     Substantially all of the Company's reportable segment revenue is derived within the United States. Revenue as a percentage of total revenue attributable to significant customers for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                      2000    1999     1998
                                     ------  ------   -----
AT&T.............................      13%     13%      16%
Verizon..........................      13      10       12
SBC Communications...............       6      10       12

     There was no intersegment revenue for the years ended December 31, 2000, 1999 and 1998. Consolidated total assets included eliminations of approximately $13.3 million and $13.0 million as of December 31, 2000 and 1999, respectively. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the SpeakEZ Division related solely to intercompany borrowing of the SpeakEZ Division.

(7) INCOME TAXES

     Income tax expense for the years ended December 31, 2000, 1999 and 1998 is as follows (amounts in thousands):

                                                         2000           1999            1998
                                                     ------------   ------------    ------------
Current:
  Federal ........................................   $         --   $     (1,007)   $        186
  State ..........................................             --           (191)             25
                                                     ------------   ------------    ------------
          Total ..................................             --         (1,198)            211
                                                     ------------   ------------    ------------
Deferred:
  Federal ........................................             --             72             (55)
  State ..........................................             --              9              40
                                                     ------------   ------------    ------------
          Total ..................................             --             81             (15)
                                                     ------------   ------------    ------------
          Total income tax expense (benefit) .....   $         --   $     (1,117)   $        196
                                                     ============   ============    ============

     Income taxes differ from the expected statutory income tax benefit, by applying the US federal income tax rate of 34% to pretax earnings for the years ended December 31, 2000, 1999 and 1998 due to the following:

                                                           2000          1999          1998
                                                        ----------    ----------    ----------
Expected statutory income tax (benefit) expense .....   $     (554)   $   (3,864)   $      273
Amounts not deductible for income tax ...............          807           699           107
State taxes, net of federal benefit .................           29          (377)           43
Change in valuation allowance .......................         (119)        2,263          (113)
Other ...............................................         (163)          162          (114)
                                                        ----------    ----------    ----------
Total income tax expense (benefit) ..................   $       --    $   (1,117)   $      196
                                                        ==========    ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2000 and 1999 are presented below:

                                                                    2000          1999
                                                                 ----------    ----------
                                                                  (AMOUNTS IN THOUSANDS)
Deferred income tax assets:
Net operating loss carryforwards .............................   $    7,862    $    6,556
Allowance for doubtful accounts ..............................          415         1,488
Other ........................................................          613           680
                                                                 ----------    ----------
Total gross deferred income tax assets .......................        8,890         8,724
Less valuation allowance .....................................       (3,608)       (3,727)
                                                                 ----------    ----------
                                                                      5,282         4,997
                                                                 ----------    ----------
Deferred income tax liabilities:
Intangible assets, due to difference in book/tax basis .......           (2)         (474)
Property and equipment, principally due to differences in
  Depreciation ...............................................       (2,779)       (1,867)
Other assets, due to differences in book/tax basis ...........         (204)         (359)
                                                                 ----------    ----------
Total gross deferred tax liabilities .........................       (2,985)       (2,700)
                                                                 ----------    ----------
                                                                 $    2,297    $    2,297
                                                                 ==========    ==========

     At December 31, 2000, the Company had net operating loss carryforwards for tax purposes aggregating approximately $20.7 million which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2011. Approximately $1.3 million of the net operating loss carryforwards are subject to certain rules limiting their annual usage. The Company believes these annual limitations will not ultimately affect the Company's ability to use substantially all of its net operating loss carryforwards for income tax purposes.

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




(9)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


$ in thousands, except per share amounts                   December 31  September 30     June 30       March 31       Total
----------------------------------------                   -----------  ------------     -------       --------       -----
2000:
Revenue ................................................   $   27,916    $   27,434    $   25,425    $   22,528    $  103,303
Total expenses .........................................       26,838        25,146        26,021        23,253       101,258
Operating income (loss) ................................        1,078         2,288          (596)         (725)        2,045
Interest and other income ( expenses), net .............         (652)         (734)         (673)         (354)       (2,413)
Net income (loss) ......................................          426         1,554        (1,269)       (1,079)         (368)
Net income (loss) applicable to common stockholders ....          109         1,039        (1,699)       (1,079)       (1,630)
Basic and diluted earnings (loss) per share ............         0.01          0.08         (0.13)        (0.09)        (0.13)

1999:
Revenue ................................................   $   20,943    $   16,762    $   17,746    $   17,784    $   73,235
Total expenses .........................................       21,645        22,965        18,305        18,530        81,445
Operating income (loss) ................................         (702)       (6,203)         (559)         (746)       (8,210)
Merger transaction expenses ............................           --            --          (827)         (190)       (1,017)
Interest and other income ( expenses), net .............         (541)         (479)         (633)         (484)       (2,137)
Income loss before taxes ...............................       (1,243)       (6,682)       (2,019)       (1,420)      (11,364)
Income tax benefit (expense) ...........................           --            --           529           588         1,117
Net income (loss) ......................................       (1,524)       (6,682)       (1,209)         (832)      (10,247)
Basic  and diluted loss  per share .....................        (0.12)        (0.53)        (0.10)        (0.07)        (0.82)

     Certain amounts for the three months ended September 30, 2000, June 30, 2000 and March 31, 2000 have been reclassified to conform with the presentation for the fourth quarter of 2000.

     The internet services contract began in December, 1999. Revenue and expenses have increased significantly as a result of entering into this contract.


(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating lease agreements. Rent expense under operating lease agreements for the years ended December 31, 2000, 1999 and 1998 was approximately $1.0 million, $1.0 million, and $0.9 million, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (amounts in thousands):

Year ending December 31:
  2001.........................................      $     857
  2002.........................................            297
  2003.........................................            277
  2004.........................................            277
  2005.........................................             69
                                                     ---------
          Total minimum lease payments.........      $   1,777
                                                     =========

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

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
T-NETIX, Inc.:

     Under the date of April 16, 2001, we reported on the consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement
Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG LLP

Denver, Colorado
April 16, 2001

                                   SCHEDULE II
                         T-NETIX, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                   BALANCE AT      CHARGED TO                         BALANCE
                                                    BEGINNING       COSTS AND       DEDUCTIONS/       AT END
                                                    OF PERIOD       EXPENSES        WRITE-OFFS       OF PERIOD
                                                   ----------      ---------        ----------       ---------

Year Ended December 31, 1998:
  Allowance for doubtful accounts.............     $     953        $   4,930        $  (3,887)      $   1,996
                                                   =========        =========        =========       =========
Year Ended December 31, 1999:
  Allowance for doubtful accounts.............     $   1,996        $   4,981        $  (3,388)      $   3,589
                                                   =========        =========        =========       =========
Year Ended December 31, 2000:
  Allowance for doubtful accounts.............     $   3,589        $   3,180        $  (5,678)      $   1,091
                                                   =========        =========        =========       =========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
   (2.1)        --  Acquisition Agreement and Plan of Merger between Registrant and SpeakEZ, Inc. dated October 11, 1995.(4)

   (2.2)        --  Agreement and Plan of Merger of T-NETIX and Gateway dated
                    February 10, 1999.(5)

   (3.1)        --  Articles of Amendment to the Articles of Incorporation of
                    Registrant(4)

   (3.2)        --  Amended and Restated Articles of Incorporation of Registrant(2)

   (3.3)        --  Amended and Restated Bylaws of Registrant(1)

  (10.1)        --  1991 Non-Qualified Stock Option Plan(3)

  (10.2)        --  Form of 1991 Non-Qualified Stock Option Agreement(3)

  (10.3)        --  1991 Incentive Stock Option Plan(3)

  (10.4)        --  Form of 1991 Incentive Stock Option Agreement(3)

  (10.5)        --  1993 Incentive Stock Option Plan(3)

  (10.6)        --  Form of 1993 Incentive Stock Option Agreement(3)

  (10.7)        --  Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991(1)

  (10.8)        --  Loan Agreement between Registrant and Bank One, Colorado NA,
                    COBANK, ACB, and INTRUST BANK, N.A., dated as of September
                    9, 1999.(7)

  (10.9)        --  Standard Industrial Lease between Pacifica Development
                    Properties, II LLC and Registrant dated April 15, 1996 and
                    Amendment Number One thereto, dated May 20, 1996.(4)

 (10.10)        --  Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.(7)

 (10.11)        --  Employment Agreement between T-NETIX, Inc. and Thomas E.
                    Larkin dated March 3, 2000.(6)

 (10.12)        --  First Amendment to the Loan Agreement $40,000,000 Revolving
                    Line of Credit from BankOne, Colorado, NA, COBANK, ACB and
                    Intrust Bank, NA, dated July 11, 2000.(8)

    (21)        --  Subsidiaries of Registrant(1)

    (23)        --  Consent of KPMG LLP

----------

     (1) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 8, 1994, SEC Registration No. 33-83844.

     (2) Incorporated herein by this reference from the Exhibits to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on October 11, 1994, SEC Registration No. 33-83844.

     (3) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 23, 1995, SEC Registration No. 33-92642 and amended on May 3, 1996.

     (4) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended 1996.

     (5) Previously filed with the Commission as an exhibit to the Company's Proxy Statement dated May 10, 1999.

     (6) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated March 31, 2000.

     (7) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 1999.

     (8) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated June 30, 2000.