Form 10-K405/A
period 2000-12-31
T NETIX INC
filed 2001-04-27
CIK 929757

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

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

================================================================================

The registrant hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K filed on April 16, 2001 as follows:


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages (as of December 31, 2000), positions with the Company and the business experience over the past five years of each of the directors and executive officers is set forth below. Each director has served continuously with the Company since the date indicated below.


                                                                                                         TERM TO
NAME                       AGE                       POSITION(S)                              SINCE      EXPIRE
----                       ---                       -----------                              -----      ------
Daniel M. Carney            69            Chairman and Director                               1991        2002
Robert A. Geist             60            Director (2)                                        1994        2002
James L. Mann               66            Director (2)                                        1995        2002
Martin T. Hart              64            Director (1)                                        1997        2000
John H. Burbank, III        37            Director (1)                                        1999        2000
Daniel J. Taylor            57            Director (1)                                        1999        2001
W.P. Buckthal               73            Director (2)                                        1999        2000
B. Holt Thrasher            40            Director                                            1999        2000
Richard E. Cree             51            Director and EVP Corporate Development              1999        2001
Thomas E. Larkin            42            CEO and President                                   2000        N/A
Scott Spiek                 36            EVP Technology and Engineering                      2000        N/A
Nancy K. Lee                43            EVP Billing and Regulatory                          2000        N/A
Kenneth R. Stibler          42            EVP Operations                                      2000        N/A
John Gierscher              54            Corporate Controller and Asst. Secretary            2000        N/A

----------
(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         Mr. Carney has served as a director of the Company since 1991 and as Chairman since 1998. Since 1997, Mr. Carney has been a private investor. He co-founded Pizza Hut, Inc. in 1958 and served as Chairman of the Board until 1975 and as a director through 1977 when Pizza Hut was acquired by PepsiCo, Inc.

         Mr. Geist has served as a director of the Company since August 1994. Since 1979, he has been Chairman of the Board and Chief Executive Officer of Rage Administrative & Marketing Services, Inc., a management company for Pizza Hut franchises. Since 1991, he has been a director of Beauty Warehouse, Inc. (a franchisor of beauty salons and professional beauty products).

         Mr. Mann became a director of the Company in September 1995. Since 1986, Mr. Mann has been the Chairman and Chief Executive Officer of SunGard Data Systems, Inc., a provider of proprietary application software systems and processing services for investment support activities and a provider of computer disaster recovery services. From 1983 to 1986 he was SunGard's President and Chief Operating Officer. From 1981 to 1983 he was President of Bradford National Corporation, a computer services and software concern.

         Mr. Hart has served as a director of the Company since 1997. Mr. Hart is a Denver-based businessman and investor. Mr. Hart serves as a director of P.J. America, a food service company, Pacific National Financial Group, a bank holding company, MassMutual Corporate Investors, an investment company, MassMutual Participation Investors, and investment company, Optical Securities Corporation, a manufacturer of security systems, Ardent Software, Inc., a data management company, and Schuler Homes, Inc., a real estate development company.

         Mr. Burbank has served as a director of the Company since February 1999. Since 1999, Mr. Burbank has been the Director of Research at St. Claire Capital, a hedge fund. From 1996 to 1999, Mr. Burbank was the Director of Research at ValueVest Management Co., a global value hedge fund. From 1993 to 1994 Mr. Burbank was a joint venture partner in Odwalla, Inc., a fresh juice company. Mr. Burbank holds an MBA from Stanford Graduate School of Business and a B. A. from Duke University.

         Mr. Taylor has served as a director of the Company since February 1999. Since 1996 Mr. Taylor has been a private investor. From 1993 to 1996, Mr. Taylor was Chairman of the Board of Advantage Companies, Inc., a holding company with subsidiaries that operated rental-purchase stores. From 1977 to 1992, Mr. Taylor was Chairman of the Board of various Pizza Hut franchise companies, in addition, Mr. Taylor served as the Senior Vice President of Finance for Pizza Hut, Inc.

         Mr. Buckthal has served as a director of the Company since June 1999. Mr. Buckthal has been an independent geologist and oil and gas producer in Amarillo, Texas for the past 35 years. Prior to that, he was a geologist for Hamilton Brothers for three years and for Texaco for ten years. He is a member of the American Association of Petroleum Geologists and has been active in that organizations' Division of Professional Affairs, including serving as national board secretary. He has also served on the Alumni Advisory Counsel of the School of Geology and Geophysics at the University of Oklahoma. After serving two years in the Navy during World War II, Mr. Buckthal attended the University of Oklahoma and received a BS degree in geology.

         Mr. Thasher has served as a director of the Company since June 1999. Mr. Thrasher is a managing director of Broadview International, LLC, an investment banking firm. Mr. Thrasher oversees the Communications Software and Telecommunications Services practice of Broadview. Before joining Broadview, Mr. Thrasher was a consultant with Omnipoint, a PCS service provider and developer of wireless communications equipment. Earlier, he was a vice president at Smith Barney and prior to that an associate at Brown Brothers Harriman, both investment banking firms. Mr. Thrasher serves as a director of SignalSoft Corporation, a wireless location service provider and the Kairos Foundation, a non-profit organization. Mr. Thrasher holds a MBA degree from the International Institute of Management Development in Lausanne, Switzerland and a B.A. degree from Colby College.

         Mr. Cree served as Chief Operating Officer of the Company from June 1999 through March 2000, and has been a director of the Company since June 1999. From 1989 to 1999, Mr. Cree was the Chief Executive Officer and President of Gateway Technologies, Inc. From 1982 to 1988, Mr. Cree was Executive Vice President of American Republic Bancshares, a bank holding company based in New Mexico. From 1971 to 1982, Mr. Cree served as President and Chief Executive Officer of C-Five, a telecommunications company specializing in the manufacture and development of peripheral telecommunications equipment.

         Mr. Larkin has served as the President of the Company since March 2000. From 1999 to 2000 he served as Executive Vice President of Sales. From June 1997 to 1999 Mr. Larkin was the Vice President Government and Carrier Relations with Rostelsat Jupiter Investments, an international trade broker. From January 1997 to June 1997 Mr. Larkin was Regional Sales Manager for Palmer Wireless, a wireless communications services company. From 1992 to 1997 Mr. Larkin was the Director of Business Development and Government Sales for Ramoil Management Company, an international trade broker. From 1991 to 1992 Mr. Larkin was Director of National Accounts for Nextel Communications, a wireless communications services company. From 1983 to 1991 Mr. Larkin served in varying positions including General Manager for McCaw Cellular Communications, a wireless communications services company.

         Mr. Spiek has served as executive Vice President Technology and engineering of the Company since April 2000. Prior to joining the Company, he spent 14 years in various leadership positions with U S WEST Internet Services (now known as Qwest), Cellular One, USA.net/telephone Express and Airtouch Cellular. Management responsibilities included numerous telecommunications projects, strategic product planning, network equipment and facilities design, ISP platform ad Point of Presence buildout, telecommunications switching center buildout and cellular switch and base station buildout.

         Ms. Lee has served as Executive Vice President Billing and Regulatory of the Company since April 2000. Prior to the merger with T-NETIX, Ms. Lee served in various management positions with Gateway Technologies since 1990. Ms. Lee is also a Certified Public Accountant and her prior experience included over ten years in various accounting roles in private industry.

         Mr. Stibler has served as Executive Vice President Operations of the Company since April 2000. Prior to joining the Company, he spent twenty years in telecommunications management positions. The majority of his career with Pacific Telesis Group and their spin-off, Vodafone AirTouch, in general management and director of sales and marketing positions. From July 1993 to January 1996 he served as Director of Sales and Marketing , then General Manager from January 1996 until March 1998 at Vodafone AirTouch.

         Mr. Gierscher has served as Corporate Controller of the Company since May 2000 and assistant secretary since December 2000. Prior to joining the Company, he spent over twenty years in accounting and financial positions in various industries, he has held management positions in several corporations must recently as Chief Financial Officer of Random Access, Inc. from May 1989 to April 1996.

COMPLIANCE WITH SECTION 16(a)

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2000, to the best of the Company's knowledge the Company's directors, officers and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning all compensation received for services rendered for the fiscal years ended December 31, 2000, 1999 and 1998 for the Company's Chief Executive Officer, and by executive officers who were serving as executive officers at the end of 2000 and other highly compensated non-executive officers, each of whose total annual salary and bonus exceeded $100,000. No restricted stock awards, long-term incentive plan payouts or stock appreciation rights ("SARS") were granted to Mr. Larkin, Mr. Schopp, Mr. Cree, Mr. Spiek and Mr. Stibler in such years.

                         SUMMARY COMPENSATION TABLE(1)


                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                                       -------------
                                                                                ANNUAL COMPENSATION     SECURITIES
                                                     FISCAL                     -------------------     UNDERLYING
NAME AND PRINCIPAL POSITION                           YEAR         SALARY       BONUS(2)    OTHER      STOCK OPTIONS
----------------------------                          ----         ------       --------    -----      -------------
Thomas E. Larkin                                      2000       $176,000        $30,000    $    --     185,000
   Chief Executive Officer(3)                         1999       $56,000         $21,000    $15,000      35,000
                                                      1998       $     --        $    --    $    --          --

Alvyn A. Schopp                                       2000       $160,000        $    --    $69,000     322,000
   Chief Executive Officer(4)                         1999       $180,000        $    --    $    --          --
                                                      1998       $167,000        $17,000    $    --     100,000

Richard E. Cree                                       1999       $190,000        $    --    $    --      20,000
   EVP Business Development                           1998       $187,000        $    --    $    --      20,000
                                                      1997       $175,000        $    --    $    --      38,119

Scott Spiek(5)                                        2000       $135,000        $24,000    $21,000      55,000
   EVP Technology and Engineering                     1999       $ 11,000        $    --    $13,000      12,500
                                                      1998       $     --        $    --    $    --          --

Kenneth R. Stibler(6)                                 2000       $ 90,000        $32,000    $    --      35,000
   EVP Operations                                     1998             --             --    $    --          --
                                                      1997             --             --    $    --          --


----------

(1) With respect to each of the individuals named in the Summary Compensation Table, the aggregate of amount of perquisites and other personal benefits received did not exceed the lessor of either $50,000 or 10% of the total annual salary and bonus reported for each individual, except for those specifically noted.
(2) Bonuses, if applicable, were paid pursuant to Management Incentive Programs described below under "Management Incentive Programs".
(3)   Mr. Larkin was hired in July 1999 and was appointed CEO in November 2000.
(4) Mr. Schopp resigned as CEO in August 2000. The separation agreement called for a one-time payment of $69,000. Pursuant to his separation agreement the company also cancelled existing incentive stock options for 322,000 shares and issued non-qualified stock options for 322,000 shares under the same economic terms.
(5)   Mr. Spiek was hired in November 1999 and has an annual salary of $165,000.
(6)   Mr. Stibler was hired in April 2000 and has an annual salary of $150,000.

STOCK OPTION PLANS

         The Company's 1993 Incentive Stock Option Plan, adopted by the Company on May 1, 1993 and the Company's 1991 Incentive Stock Option Plan, adopted by the Company on January 10, 1991, (together, the "ISO Plans") provide that options for Common Stock may be granted to such key employees, including officers and directors who are also employees, of the Company or its subsidiaries whom the Board of Directors deems to be important to the future of the Company or its subsidiaries. The NQSO Plan adopted by the Company on January 10, 1991, provides that options for Common Stock may be granted to eligible employees, officers and directors of the Company or its subsidiaries. The period for which an option is granted under all three plans may not exceed ten years from the date of the grant. In general, an optionee may not exercise any part of an option granted under the two incentive plans unless the optionee has been in the continuous employment of the Company or a subsidiary at all times from the date of the grant until the date three months prior to the date of exercise. The Board of Directors determines the option price per share at the time and option is granted and the option price cannot be less than 100 percent of the fair market value of the Common Stock on the date of grant. Currently, there are 3,850,000 shares authorized for grant pursuant to the three plans. Of this amount, as of April 21, 2001, options for 2,171,538 shares of Common Stock are outstanding.

         The Board may amend these plans at any time but may not, without shareholder approval, adopt any amendment that would (I) materially increase the benefits accruing to the participants, (ii) materially modify the eligibility requirements, or (iii) increase the maximum number of shares which may be issued under each plan.

         The following table sets forth information concerning stock options granted to each of the named executive officers and the potential realizable value for the stock options based on future appreciation assumptions.


                                               OPTION GRANTS IN 2000

                                           PERCENT
                                             OF
                          NUMBER           TOTAL
                            OF             OPTIONS                                      POTENTIAL REALIZABLE VALUE
                        SECURITIES        GRANTED TO                                       AT ASSUMED ANNUAL RATES
                        UNDERLYING        EMPLOYEES        EXERCISE                     OF STOCK PRICE APPRECIATION
                         OPTIONS             IN            OR BASE                          FOR OPTION TERM (1)
                         GRANTED           FISCAL           PRICE      EXPIRATION       POTENTIAL REALIZABLE VALUE
NAME                      3(#)              YEAR            ($/SH)        DATE           0%           5%         10%
----                    ----------        ----------       --------    ----------     --------     --------   --------

Thomas E. Larkin         185,000             27.3 %          $6.31        4/4/10      $     --     $ 58,395   $116,791
Richard E. Cree           20,000              3.0 %          $4.81       6/14/10      $     --     $  4,813   $  9,626
Scott Spiek               45,000             76.7 %          $3.69        9/1/10      $     --     $  8,298   $ 16,596
                          10,000              1.5 %          $2.25      11/16/10      $     --     $  1,125   $  2,250
                           2,000              0.3 %          $2.06      12/29/01      $     --     $    206   $    413

Kenneth R. Stibler        35,000              5.2 %          $3.69        9/1/10      $     --     $  6,454   $ 12,908
                           7,000              1.0 %          $2.06      12/29/10      $     --     $    722   $  1,444
Alvyn A. Schopp(2)       50,000                --            $3.25       8/23/03      $ 18,750     $ 27,813   $ 36,875
                         100,000               --            $5.00      12/31/08      $     --     $     --   $     --
                          65,000               --            $5.50       8/15/04      $     --     $     --   $     --
                          75,000               --            $7.25       12/7/05      $     --     $     --   $     --
                          32,000               --            $7.25       8/23/06      $     --     $     --   $     --

----------

(1) Amounts reported in these columns show hypothetical gains that may be realized upon exercise of the options assuming that market price of Common Stock appreciates at the specified annual rates of appreciation, compounded annually over the terms of the options. These numbers are calculated based upon rules promulgated by the SEC. Actual gains, if any, depend on the future performance of Common Stock and overall market conditions.
(2) Granted pursuant to a separation agreement. As part of the separation agreement, the Company cancelled existing incentive stock options for 322,000 shares and issued non-qualified stock options for 322,000 shares under the same economic terms.

     The following table sets forth information about the number and value of stock options held at December 31, 2000 by each named executive officer.

         AGGREGATED OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES


                                                              NUMBER OF SHARES             VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                             OPTIONS AT FISCAL               OPTIONS AT FISCAL
                            SHARES         VALUE                 YEAR END (#)                 YEAR END ($) (1)
                          ACQUIRED ON     REALIZED             ------------                 -----------------
NAME                      EXERCISE (#)       ($)       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                      ------------    --------     -----------     -------------    -----------     -------------

Thomas E. Larkin                  --          --            55,000           165,000    $      --          $      --

Richard E. Cree                   --          --           196,046            20,000    $  79,749          $      --

Scott Spiek                       --          --             3,125            66,375    $      --          $      --

Kenneth R. Stibler                --          --                 -            42,000    $      --          $      --

Alvyn A. Schopp                   --          --           272,000            50,000    $      --          $      --

----------
(1) Represents the difference between option exercise price and the closing sales price per share of the Common Stock as quoted on Nasdaq on December 29, 2000 ($2.06 per share).


MANAGEMENT INCENTIVE PROGRAMS

         In 1999, the Board of Directors adopted the 2000 Management Incentive Program (covering fiscal 2000) by readopting the basic terms as the prior year Management Incentive Program with new performance targets.

         In 1998, the Board of Directors adopted the 1999 Management Incentive Program (covering fiscal 1999) by readopting the basic terms as the prior year Management Incentive Program with new performance targets.

         In 1997, the Board adopted the 1998 Management Incentive Program (covering fiscal 1998) which provided that certain employees of the Company will be rewarded for achieving specific individual and Company objectives. The 1998 Management Incentive Program rewarded individuals for Company performance targets based on revenue and earnings before interest and taxes (subject to adjustment for extraordinary events).


EMPLOYMENT AGREEMENTS

         In connection with the merger with Gateway, the Company entered into an employment agreement with Mr. Cree. The term of the agreement is three years, and it provides for a base annual salary of $190,000. In addition, over a two-year period Mr. Cree will receive options to purchase a total of 60,000 shares of Common Stock, and will receive vacation time and other benefits commensurate with this position. Mr. Cree will not receive compensation for his participation on the Board of Directors of the Company or any of its subsidiaries. Under the employment agreement, the Company may terminate Mr. Cree's employment at any time, with or without "cause" (as defined in the employment agreement.) If, during the term of the employment agreement, Mr. Cree is terminated without cause, or is terminated because of a change of control of the Company, he will receive certain benefits. As part of the employment agreement, Mr. Cree has agreed not to disclose confidential information about the Company to any third party, and not to compete against the Company, in each case for the duration of his employment with the Company plus three years.

         The Company entered into an employment agreement with Mr. Larkin in March 2000. The term of the agreement is three years, and it provides for a base annual salary of $180,000. In addition, over a two-year period Mr. Larkin will receive options to purchase a total of 185,000 shares of Common Stock, and will receive vacation time and other benefits commensurate with this position. Under the employment agreement, the Company may terminate Mr. Larkin's employment at any time, with or without

"cause" (as defined in the employment agreement.) If, during the term of the employment agreement, Mr. Larkin is terminated without cause, or is terminated because of a change of control of the Company, he will receive certain benefits. As part of the employment agreement, Mr. Larkin has agreed not to disclose confidential information about the Company to any third party, and not to compete against the Company, in each case for the duration of his employment with the Company plus three years.


DIRECTOR COMPENSATION

    Each non-employee director of the Company receives:

    - $1,000 for each regular meeting of the Board attended;

    - stock options for 20,000 shares of Common Stock upon initial selection to the Board pursuant to the Company's Non-Qualified Stock Option Plan (the "NQSO Plan").

    Directors who are also employees of the Company do not receive compensation for their service on the Board. The Company also provides directors' and officers' liability insurance and indemnity agreements for its directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The three members of the Compensation Committee, Messrs. Mann, Buckthal and Geist, have no interlocking relationships as defined by rules and regulations of the Securities and Exchange Commission. The Compensation Committee determined the compensation for the Company's chief executive officer for 2000 and granted stock options in 2000 under the Company's stock option plans. See "Stock Option Plans."


REPORT BY THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee recognizes that the success of the Company, including its ability to expand its service offerings and its markets and to maintain existing contracts and customer relationships, is dependent on the performance of its employees. As a result, the Compensation Committee has adopted the following executive compensation policies:

         - The Company's executive compensation policies should balance the long-term and short-term goals of the Company. They should encourage growth and yet reward current profitability.

         - Base salaries should be at or close to market but salaries should be enhanced by bonus plans and stock option incentives to meet or exceed Company goals, should reward both group and individual performances, and should be flexible in their design and application.

         - Stock options should be awarded to reward performance and to align executives' interests with those of shareholders.

         The Compensation Committee believes its executive compensation program effectively serves the interests of shareholders by allowing the Company to attract and retain talented executive personnel who have incentives to perform at the highest levels. Due to the level of compensation received by the executive officers of the Company, the Committee has not yet deemed it necessary to adopt a policy regarding the one million dollar limit on deductibility of certain executive compensation under Section 162 (m) of the Internal Revenue Code.

         CEO COMPENSATION. Mr. Thomas E. Larkin has served as the Company's Chief Executive Officer since November 2000. Prior to November 2000 he served as the Company's President. In 1999, he was Executive Vice President of sales. In fiscal 2000, Mr. Schopp received a base salary of $180,000 in recognition of his duties. For fiscal 2001, Mr. Larkin's base salary is unchanged. The Compensation Committee will continue to review all aspects of Mr. Larkin's compensation annually to establish goals for the ensuing fiscal year against which his performance and adjustments to compensation will be evaluated. For fiscal 2001, Mr. Larkin has been given the opportunity to receive a bonus based upon performance targets.

         In summary, the Committee believes that its policy of linking executive compensation to Company performance was met. The Committee believes that the Company's compensation levels adequately reflect its philosophy. In addition, the Committee believes that the Company's executive compensation programs and policies are supportive of its overall objective to enhance stockholder value through the profitable management of its operations.

                                                     COMPENSATION COMMITTEE

                                                     James L. Mann (Chairman)
                                                     W. P. Buckthal
                                                     Robert A. Geist

STOCK PRICE PERFORMANCE GRAPH


         The following graph presents the cumulative total yearly stockholder return for the Common Stock since December 31, 1995, the date of the Company's initial public offering, compared with the Nasdaq Market Index and the Nasday Telecommunications Stock Index. The graph assumes that $100 was invested on December 31, 1995, and that all dividends were reinvested.

                COMPARISON OF 65 MONTH CUMULATIVE TOTAL RETURN*
           AMONG T-NETIX, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

                              [PERFORMANCE GRAPH]


                                                      --------------------------------------------------------------------------
                                                      Jul-95     Jul-96      Jul-97     Jul-98      Dec-98     Dec-99     Dec-00
                                                      ------     ------      ------     ------      ------     ------     ------
T-NETIX, INC.                                         100.00      70.00       64.00      64.00       40.00      34.75      16.50
NASDAQ STOCK MARKET (U.S.)                            100.00     108.96      160.76     189.19      224.45     417.12     250.75
NASDAQ TELECOMMUNICATIONS                             100.00      99.60      132.67     219.80      259.83     463.58     197.44


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of April 21, 2001, there were 14,999,051 shares of Common Stock outstanding held of record by 155 stockholders. The following table sets forth as of April 21, 2001, the number and percentage of outstanding shares of Common Stock beneficially owned by (a) each person known by the Company to beneficially own more than 5% of the outstanding Common Stock, (b) each current director of the Company, (c) each executive officer named in the Executive Compensation table on page 6, and (d) all directors and executive officers of the Company as a group. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of April 21, 2001 are deemed outstanding for computing the percentage ownership of the person holding the options.


NAME AND ADDRESS                                 AMOUNT AND NATURE     PERCENT OF OUTSTANDING
OF BENEFICIAL OWNER                          OF BENEFICIAL OWNERSHIP       COMMON STOCK
-------------------                          -----------------------   ----------------------
Daniel M. Carney                                     1,886,640    (1)       12.6%
Tallgrass Executive Park
Building 1900
8100 East 22nd Street North
Wichita, KS 67226

W.P Buckthal                                           663,856    (2)        4.4%
Richard E. Cree                                        569,120    (3)        3.8%
Robert A. Geist                                        310,000    (4)        2.1%
Daniel J. Taylor                                       559,767    (5)        3.7%
Martin T. Hart                                          60,000    (6)           *
James L. Mann                                           21,900    (7)           *
John H. Bubank, III                                     14,450    (8)           *
B. Holt Thrasher                                         9,200    (9)           *
Thomas E. Larkin                                        75,000   (10)           *
Scott Spiek                                              3,125   (11)           *
Kenneth R. Stibler                                          --                 --
All executive officers and directors of the
  Company as a group (15 persons)                    3,780,260   (12)        27.7%

----------
 * Less than 1.0%.

(1) Includes (i) 25,000 shares issuable pursuant to warrants exercisable within 60 days of April 21, 2001; and (ii) 20,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(2) Includes 5,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(3) Includes (i) 62,559 shares owned by family trusts for which Mr. Cree is Trustee; and (ii) 196,046 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(4) Includes 20,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(5) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(6) Includes 15,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(7) Includes 20,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(8) Includes 10,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(9) Includes 5,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(10) Includes 55,000 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(11) Includes 3,125 shares issuable pursuant to options exercisable within 60 days of April 21, 2001.
(12) Includes 405,475 shares issuable pursuant to options and warrants exercisable within 60 days of April 21, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Any transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to approval of a majority of the disinterested members of the Board of Directors based upon a determination that the terms are at least as favorable to the Company as those that could be obtained from unrelated parties. The Company believes that the following transactions were in its best interests.

    In April 2000, the Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to the Company's Chairman Daniel Carney. The note bears interest at prime rate plus one percent per annum (10% at December 31, 2000) which is payable every six months beginning October 2000. Mr. Carney also received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt. The maturity date of the note was extended in April 2001 to April 30, 2002.


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned on April 27, 2001.

                                                   T-NETIX, INC.

                                                   By:   /s/ THOMAS E. LARKIN
                                                      --------------------------
                                                           Thomas E. Larkin,
                                                        Chief Executive Officer