Form 10-Q
period 2001-03-31
T NETIX INC
filed 2001-05-15
CIK 929757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    CLASS                               OUTSTANDING AT MAY 10, 2001
                    -----                               ---------------------------
       Common stock, $0.01 stated value                          14,999,151

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-Q CROSS REFERENCE INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION
Item 1  Condensed Financial Statements (Unaudited)..................     3
Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................    11
Item 3  Quantitative and Qualitative Disclosure About Market Risk...    15

                         PART II OTHER INFORMATION
Item 1  Legal Proceedings...........................................    16
Item 2  Changes in Securities and Use of Proceeds...................    17
Item 3  Defaults Upon Senior Securities.............................    17
Item 4  Submission of Matters to a Vote of Security Holders.........    17
Item 5  Other Information...........................................    17
Item 6  Exhibits and Reports on Form 8-K............................    17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2001
  and December 31, 2000 (Unaudited).........................    3
Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2001 and 2000 (Unaudited)....    4
Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2001 and 2000 (Unaudited)....    5
Notes to Condensed Consolidated Financial Statements
  (Unaudited)...............................................    6

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS)
                                        ASSETS

Cash and cash equivalents...................................  $  1,099      $    102
Accounts receivable, net....................................    14,943        18,268
Prepaid expenses............................................     2,354         1,212
Inventories.................................................       613           764
                                                              --------      --------
          Total current assets..............................    19,009        20,346
Property and equipment, net.................................    35,736        34,821
Goodwill, net...............................................     5,345         5,557
Deferred tax asset..........................................     2,252         2,297
Intangible and other assets, net............................     8,190         8,474
                                                              --------      --------
          Total assets......................................  $ 70,532      $ 71,495
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable..........................................  $  7,494      $  8,654
  Accrued liabilities.......................................     7,507         5,781
  Current portion of long-term debt.........................    25,874         1,848
                                                              --------      --------
          Total current liabilities.........................    40,875        16,283
  Long-term debt............................................       141        26,063
  Subordinated note payable.................................     3,750         3,750
                                                              --------      --------
          Total liabilities.................................    44,766        46,096
Series A redeemable convertible preferred stock, $1,000 per
  share stated value, 3,750 shares authorized; 3,250 issued
  and outstanding at December 31, 2000......................        --         2,173
Stockholders' equity:
  Common stock, $.01 stated value, 70,000,000 shares
     authorized; 14,999,051 and 13,228,872 shares issued and
     outstanding at March 31, 2001 and December 31,
     respectively...........................................       150           132
  Additional paid-in capital................................    41,773        38,541
  Accumulated deficit.......................................   (16,157)      (15,447)
                                                              --------      --------
          Total stockholders' equity........................    25,766        23,226
                                                              --------      --------
Commitments and contingencies
          Total liabilities and stockholders' equity........  $ 70,532      $ 71,495
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2001          2000
                                                              ---------     ---------
                                                              (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT PER SHARE
                                                                     AMOUNTS)
Revenue:
  Telecommunications services...............................   $15,616       $10,125
  Direct call provisioning..................................     6,480         7,246
  Internet services.........................................     6,851         4,775
  Equipment sales and other.................................        86           382
                                                               -------       -------
          Total revenue.....................................    29,033        22,528
                                                               -------       -------
Expenses:
  Operating costs:
     Telecommunications services............................     6,074         4,501
     Direct call provisioning...............................     5,878         6,515
     Internet services......................................     4,916         4,057
     Cost of equipment sold and other.......................        41           218
                                                               -------       -------
          Total operating costs.............................    16,909        15,291
  Selling, general and administrative.......................     6,416         3,738
  Research and development..................................     1,481         1,175
  Depreciation and amortization.............................     3,150         3,049
                                                               -------       -------
          Total expenses....................................    27,956        23,253
                                                               -------       -------
          Operating income (loss)...........................     1,077          (725)
Interest and other income (expense), net....................      (710)         (354)
                                                               -------       -------
          Net income (loss).................................       367        (1,079)
Charge for conversion of redeemable convertible preferred
  stock.....................................................    (1,077)           --
                                                               -------       -------
Net income (loss) applicable to common shareholders.........   $  (710)      $(1,079)
                                                               =======       =======
Basic and diluted loss per common share.....................   $ (0.05)      $ (0.08)
                                                               =======       =======
Weighted average common shares..............................    14,288        12,715
                                                               =======       =======

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
Cash flows from operating activities:
Net income (loss)...........................................  $   367    $(1,079)
Adjustments to reconcile net earnings to net cash provided
  by operating activities:
  Depreciation and amortization.............................    3,150      3,049
  Gain on sale of property and equipment....................       --       (248)
  Changes in operating assets and liabilities:
     Change in accounts receivable, net.....................    4,195      1,664
     Change in prepaid expenses.............................     (308)      (516)
     Change in inventory....................................      713       (610)
     Change in intangibles and other assets.................       67        (16)
     Change in accounts payable.............................   (1,292)      (222)
     Change in accrued liabilities..........................      178       (612)
                                                              -------    -------
          Cash provided by operating activities.............    7,070      2,630
                                                              -------    -------
Cash used in investing activities:
  Purchase of property and equipment........................   (2,561)    (5,046)
  Purchase of Telequip, Inc. ...............................   (1,477)        --
  Proceeds from disposal or property and equipment..........       --        228
  Other investing activities................................       --         (9)
                                                              -------    -------
          Cash used in investing activities.................   (4,038)    (4,827)
                                                              -------    -------
Cash flows from financing activities:
  Net proceeds (payments) under line of credit..............   (2,022)     2,351
  Payments of other debt....................................      (13)      (161)
  Common stock issued for cash under option plans...........       --         67
                                                              -------    -------
          Cash provided by (used in) financing activities...   (2,035)     2,257
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........      997         60
Cash and cash equivalents at beginning of period............      102        118
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 1,099    $   178
                                                              =======    =======
Cash paid for interest......................................  $   748    $   638
                                                              =======    =======
Cash paid for income taxes..................................  $    --    $    --
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. and subsidiaries (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. The financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to consolidated financial statements, which appear in the 2000 Annual Report on Form 10-K for the Company's accounting policies, which are pertinent to these statements.

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

  Acquisitions

     On January 19, 2001 the Company completed the purchase of all the outstanding shares of common stock, not already owned, of Telequip Labs, Inc., a provider of telecommunications calling services. The purchase price was $605 per share of which $573 per share was paid upon closing. The remaining $32 per share is payable on the first anniversary of the closing date upon determination that all representations and warranties were materially true and accurate as of the closing date and all covenants have been substantially fulfilled. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight line basis over seven years. Total cash paid in January was $1.5 million. The acquisition is being accounted for as a purchase and accordingly, the results of operations of Telequip Labs, Inc. have been included in the Company's consolidated financial statements from January 19, 2001.

  Earnings (Loss) Per Common Share

     Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2001 and 2000, common stock equivalents of 61,000 and 495,000 respectively were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

                         T-NETIX, INC. AND SUBSIDIARIES

(2) BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Accounts receivable, net:
  Trade accounts receivable.................................   $ 9,770      $13,216
  Direct call provisioning receivables......................     5,800        5,934
  Other receivables.........................................       421          209
                                                               -------      -------
                                                                15,991       19,359
          Less: Allowance for doubtful accounts.............    (1,048)      (1,091)
                                                               -------      -------
                                                               $14,943      $18,268
                                                               =======      =======

     Bad debt expense was $1,235,000 and $1,351,000 for the three months ended March 31, 2001 and 2000, respectively.

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Property and equipment, net:
  Telecommunications equipment..............................   $64,140      $62,833
  Construction in progress..................................     8,024        6,495
  Office equipment..........................................    13,359       11,544
                                                               -------      -------
                                                                85,523       80,872
          Less: Accumulated depreciation and amortization...   (49,787)     (46,051)
                                                               -------      -------
                                                               $35,736      $34,821
                                                               =======      =======

     Intangible and other assets consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Intangible and other assets, net:
  Patent license rights.....................................   $ 3,325      $ 3,325
  Purchased technology assets...............................     2,487        2,487
  Capitalized software development costs....................       663          633
  Acquired software technologies............................     1,809        1,809
  Patent defense and application costs......................     2,919        2,915
  Deposits and long-term prepayments........................     1,827        1,718
  Other.....................................................     1,366        1,500
                                                               -------      -------
                                                                14,396       14,387
  Less: Accumulated amortization............................    (6,206)      (5,913)
                                                               -------      -------
                                                               $ 8,190      $ 8,474
                                                               =======      =======

                         T-NETIX, INC. AND SUBSIDIARIES

(2) BALANCE SHEET COMPONENTS -- (CONTINUED)

     Accrued liabilities consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Accrued liabilities:
  Deferred revenue and customer advances....................   $1,969        $1,905
  Compensation related......................................    1,589         1,281
  Other.....................................................    3,949         2,595
                                                               ------        ------
                                                               $7,507        $5,781
                                                               ======        ======

(3) DEBT

     Debt consists of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Debt:
  Bank lines of credit......................................   $25,821      $27,813
  Subordinated note payable.................................     3,750        3,750
  Other.....................................................       194           98
                                                               -------      -------
                                                                29,765       31,661
  Less current portion......................................    25,874        1,848
                                                               -------      -------
          Non current portion...............................   $ 3,891      $29,813
                                                               =======      =======

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. In April 2001, The Company's lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings in the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

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

     The Company issued a subordinated note payable for $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (8.75% at March 31, 2001) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculate using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt. This note was extended in April 2001, to April 30, 2002.

                         T-NETIX, INC. AND SUBSIDIARIES

(4) SEGMENT INFORMATION

     The Company has three reportable segments; the Corrections Divisions, the SpeakEZ Division, and Internet Services Division. The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three months ended March 31, 2001 and 2000 is as follows (amounts in thousands):

                                                               2001      2000
                                                              -------   -------
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division......................................  $22,154   $17,672
  SpeakEZ Division..........................................       28        81
  Internet Services Division................................    6,851     4,775
                                                              -------   -------
                                                              $29,033   $22,528
                                                              =======   =======
OPERATING INCOME (LOSS):
  Corrections Division......................................  $  (181)  $(1,053)
  SpeakEZ Division..........................................     (677)     (390)
  Internet Services Division................................    1,935       718
                                                              -------   -------
                                                              $ 1,077   $  (725)
                                                              =======   =======
RESEARCH AND DEVELOPMENT
  Corrections Division......................................  $ 1,335   $   946
  SpeakEZ Division..........................................      146       103
  Internet Services Division................................       --        --
                                                              -------   -------
                                                              $ 1,481   $ 1,175
                                                              =======   =======
DEPRECIATION AND AMORTIZATION
  Corrections Division......................................  $ 2,948   $ 2,812
  SpeakEZ Division..........................................      202       237
  Internet Services Division................................       --        --
                                                              -------   -------
                                                              $ 3,150   $ 3,049
                                                              =======   =======
INTEREST AND OTHER INCOME (EXPENSE)
  Corrections Division......................................  $  (380)  $   (76)
  SpeakEZ Division..........................................     (330)     (278)
  Internet Services Division................................       --        --
                                                              -------   -------
                                                              $  (710)  $  (354)
                                                              =======   =======
SEGMENT EARNINGS (LOSS) BEFORE TAX:
  Corrections Division......................................  $  (561)  $(1,129)
  SpeakEZ Division..........................................   (1,007)     (668)
  Internet Services Division................................    1,935       718
                                                              -------   -------
                                                              $   367   $(1,079)
                                                              =======   =======

                         T-NETIX, INC. AND SUBSIDIARIES

(4) SEGMENT INFORMATION -- (CONTINUED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
SEGMENT ASSETS:
Corrections Division........................................   $68,931      $69,676
SpeakEZ Division............................................     1,601        1,819
Internet Services Division..................................        --           --
                                                               -------      -------
                                                               $70,532      $71,495
                                                               =======      =======

     There was no intersegment revenue for the three months ended March 31, 2001 and 2000. Consolidated total assets included eliminations of approximately $14.1 million and $13.2 million as of March 31, 2001 and December 31, 2000, respectively. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the SpeakEZ Division related solely to intercompany borrowing of the SpeakEZ Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of our financial condition and performance, this discussion should be considered within the context of the consolidated financial statements and accompanying notes and other information contained herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors," which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections and Internet Service Division customer contracts, the ability to retain the base of current site specific customer contracts, the continued relationship with existing customers, the ability to win new contracts for our products and services, including Lock & Track(TM), Contain(R) and the Internet Services Division, the successful integration of Gateway Technologies, Inc. into our business, our ability to penetrate the market for jail management systems, the ability to reduce expenditures in the SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996 that could affect our sales or pricing, the impact of competitive products and pricing particularly in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed herein.

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

     Telecommunications services revenue is generated under long-term contracts, which provide for transaction fees paid on a per-call basis or fees based on a percentage of revenue. The per-call charge is primarily for the provisioning of specialized call processing services to telecommunications service providers for their customers, the correctional facilities. Such telecommunications service providers include AT&T, Bell Atlantic, US WEST, SBC Communications (including Ameritech), BellSouth, Sprint and GTE, and other telecommunications service providers. In transaction fee arrangements, we are paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates.

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

  Internet Services Division

     In December 1999, we entered into a master service agreement with US WEST !NTERPRISE (now named Qwest) America, Inc. to provide interLATA Internet services to Qwest customers. The contract, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to this customer. The contract with Qwest was for a minimum of sixteen months.

     Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

     Upon expiration of the initial period in March 2001, we are continuing to provide service on a month-to-month basis. At the conclusion of the contract, we anticipate that these services will be discontinued .

  Speaker Verification Division

     We completed consolidation of our SpeakEZ operations to our Englewood facility in February 1999. The reorganization at that time included a change in marketing strategy from a direct customer sales strategy to a technology licensing strategy. Our voice print revenue has been minimal to date and management is seeking strategic alternatives including the sale of this division. In the meantime this division will continue to incur its normal operating expenses. There is no assurance that the SpeakEZ products will be commercially accepted or profitable in the future and there is no assurance that we will be able to sell or otherwise divest of this operation.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended March 31, 2000 and 1999.

                                                              2001   2000
                                                              ----   ----
Revenue:
  Telecommunications services...............................   52%    43%
  Direct call provisioning..................................   22     31
  Internet services.........................................   24     25
  Equipment sales and other.................................    2      1
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs...........................................   58     69
  Selling, general and administrative.......................   22     16
  Research and development..................................    5      5
  Depreciation and amortization.............................   11     13
                                                              ---    ---
          Operating loss....................................    4     (3)
  Interest and other income (expense), net..................   (2)    (2)
                                                              ---    ---
          Net income (loss).................................    2%    (5)%
                                                              ===    ===

     Total Revenue. Total revenue for the three months ended March 31, 2001 was $29 million, an increase of 29% over $22.5 million for the corresponding prior period. This increase was primarily attributable to the increase of approximately $2.1 million in internet services, as well as an increase of approximately $5.1 million in telecommunications services revenue offset by a decrease in direct call provisioning revenue of approximately $0.7 million.

     The 50% increase in telecommunications services revenue to $15.6 million in the three months ended March 31, 2001, from $10.1 million for the corresponding prior period, was due primarily to new pricing agreements with four of our major partners in the second half of 2000 and to a lesser degree increases in call volumes, primarily due to the addition of new sites.

     Direct call provisioning revenue decreased to $6.5 million for the three months ended March 31, 2001, from $7.2 million in the corresponding prior period. This decrease was due to the loss of sites for which we are provisioning the long distance service.

     The Internet Services contract which commenced in December 1999 provided revenues of approximately $6.9 million for the three months ended March 31, 2001 compared to $4.8 million for the comparable period in 2000 an increase of approximately 43% due to and increase in the number of customers being served. This contract expired on March 31, 2001, and although we anticipate incurring month-to-month revenues through September 2001, we anticipate operations of this division to cease at such time.

     Equipment sales and other revenue decreased to $86,000 for the three months ended March 31, 2001 from $382,000 in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory. The increase for the three months ended March 31, 2001 from the corresponding prior period is due primarily to the timing of purchases from this customer.

     Operating costs. Total operating costs were $16.9 million in the three months ended March 31, 2001, an increase of 10% from $15.3 million in the corresponding prior period. The increases were primarily due to increases in telecommunication services and internet services expenses, offset by a reduction in direct call provisioning expenses and the cost of equipment sold and other expenses.

     Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges.. Internet Services expense consists of Internet bandwidth costs. Cost of equipment sold and other includes the purchase price of equipment which is resold. Other equipment cost components were minimal.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended March 31, 2000 and 1999.

                                                              2001   2000
                                                              ----   ----
Operating costs:
  Telecommunications services...............................   40%    44%
  Direct call provisioning..................................   91     90
  Internet services.........................................   72     85
  Cost of equipment sold and other..........................    9     57

     Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 40% for the three months ended March 31, 2001, a decrease from 44% for the corresponding prior period. The percentage decrease was due to revenue increases due to new pricing arrangements without the same level of increases in telecommunications services operating expenses. Total telecommunications services operating expenses were $6.1 million for the three months ended March 31, 2000 and $4.5 million for the corresponding prior period. The increase in 2001 is due to increases in communications expenses that previously were passed through to our partners under old pricing agreements, increased contract labor costs and higher travel related expenses. We anticipate that we will continue to increase our personnel costs for our National Service Center and other operations management personnel, however, we believe this centralization of customer support will allow us to continue to reduce field operations costs.

     Direct call provisioning costs as a percentage of applicable revenue increased to 91% of revenue for the three months ended March 31, 2000 from 90% for the corresponding prior period. Although there was a slight increase in direct call provisioning as a percent of revenues, there was a decrease in direct call provisioning expense of $637,000 due primarily to a reduction in revenues and related direct expenses. In addition, communications expense decreased as a percentage of revenues because of negotiated lower long distance pricing from our vendors.

     Internet services expense increased due to increased number of customers using the service and the related direct bandwidth costs needed to provide these services. These bandwidth charges decreased as a percentage of sales as a result of increased cost savings initiatives taken by the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million for the three months ended March 31, 2001 compared to $3.7 million for the corresponding prior period. The increase in the three months ended March 31, 2000 was primarily due to increases in salary and benefits for additional sales personnel and from raises and cost of living adjustments for existing personnel. Other increased costs were incurred for travel and related expenses, communications cost, consulting fees, and legal fees.

     Research and Development Expenses. Research and development expenses were $1.5 million in the three months ended March 31, 2001 compared to $1.2 million for the corresponding prior period. Research and development expenses for the Corrections Division were $1.3 million in the three months ended March 31, 2001 and $1.0 million in the corresponding prior period. The increase was primarily due to higher personnel expenses.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.2 million in the three months ended March 31, 2001, an increase from $3.0 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations and additional computer equipment and software purchased for internal use.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net was $710,000 for the three months ended March 31, 2001, an increase from $354,000 for the corresponding prior period. Included in other income in the three months ended March 31, 2000 is a gain of approximately $248,000 on the sale of used telecommunications equipment. Interest expense was $714,000 for the three months ended March 31, 2001, and $641,000 for the corresponding prior period. The increase in 2001 was attributable to an increase in the average interest rate on outstanding indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     We have historically relied upon operating cash flow, debt financing and the sale of equity securities to fund our operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment and internal equipment requirements.

     Cash Provided by operations increased by 169% to $7.1 million for the three months ended March 31, 2001 from $2.6 million in the comparable period in 2000. This increase was primarily due to reductions in accounts receivable offset somewhat by decreases in accounts payable.

     We anticipate that our capital expenditures in 2001 will decrease compared with 2000 based on our anticipated growth in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our credit facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems and upgrades of existing systems and to finance our operations for at least the next 12 months.

     Cash used in investing activities consisted primarily of purchases of property and equipment of $2.6 million in 2001 compared to $5 million in 2000. The decrease in 2000 was the result of a decrease in calling system installations compared to 2000. Cash used for acquisitions amounted to $1.5 million in 2001.

     Cash used in financing consisted primarily of net payments on the Company's credit facility of $2 million in 2001, and net borrowings on the credit facility of $2.4 million in 2000.

  Capital Resources

     In September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. The maximum available amount of credit under the credit facility available to us is dependent upon our financial performance. Based on the financial covenants, our maximum borrowings at December 31, 2000 were $40.0 million. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001, increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. In addition, monthly payments of $200,000 on the term loan will commence on April 30, 2001.

     In April 2000, we raised $7.5 million of debt and equity financing. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility. The Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. In February of 2001 the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95 per common share. The unamortized discount on the preferred stock of $1.1 million was recognized as a charge to income (loss) applicable to common stockholders. In April 2000, we also issued subordinated debt in the amount of $3.75 million which is payable to a director and significant shareholder. The maturity date of this note has been extended to April 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk as discussed below.

INTEREST RATE RISK

     We have current debt outstanding under a line of credit of $25.8 million at March 31, 2001. The loan bears interest at prime rate plus 1.25% (9.0% at March 31, 2001). Interest is payable monthly. Since the interest rates on the loans outstanding are variable and are reset periodically, we are exposed to interest rate risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $258,000 based on the amount of borrowings outstanding under the line of credit at March 31, 2001.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

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

     Gateway is presently included in an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. The complaint in this case joined as defendants several states, political subdivisions of states, and inmate service telecommunications providers and was filed contemporaneously with a request for certification by the court of a nationwide plaintiffs' class action consisting of all persons who have received and paid for telephone calls initiated by an inmate at a prison, jail or other correctional institution for the provision of "collect only" inmate telecommunications services. The complaint sought declaratory and injunctive relief and money damages in an unstated amount for alleged violations of the Sherman Antitrust Act, the Robinson-Patman Act and the U.S. Constitution. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's prayer for injunctive relief, despite these findings. The case is currently subject to appeal and cross appeal in the Second Circuit Court of Appeals. Although Gateway believes the District Court holding will not be overturned, it is possible that it may be, and there can be no assurance that a judgment against a class of the providers will not ultimately be entered.

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

                                            T-NETIX, INC.
                                            (Registrant)

                                            By:    /s/ THOMAS E. LARKIN
                                              ----------------------------------
                                                       Thomas E. Larkin
                                                   Chief Executive Officer

Date May 15, 2001