Form 10-Q/A
period 2001-03-31
T NETIX INC
filed 2001-05-23
CIK 929757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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

    Securities registered pursuant to Section 12(g) of the Act:COMMON STOCK
                                                      (Title of Class)

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended March 31, 2001 and 2000.

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

     Equipment sales and other revenue decreased to $86,000 for the three months ended March 31, 2001 from $382,000 in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory. The decrease for the three months ended March 31, 2001 from the corresponding prior period is due primarily to the timing of purchases from this customer.

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

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended March 31, 2001 and 2000.

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

     Direct call provisioning costs as a percentage of applicable revenue increased to 91% of revenue for the three months ended March 31, 2000 from 90% for the corresponding prior period. Although there was a slight increase in direct call provisioning as a percent of revenues, there was a decrease in direct call provisioning expense of $637,000 due primarily to a reduction in revenues and related direct expenses. In addition, decreased as a percentage of revenues because of negotiated lower long distance pricing from our vendors.

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