Form 10-Q
period 2001-06-30
T NETIX INC
filed 2001-08-14
CIK 929757

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

                             ---------------------

                      FOR THE QUARTER ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-25016

                                 T-NETIX, INC.
             (Exact name of registrant as Specified in Its Charter)

                   COLORADO                                      84-1037352
         (State of Other Jurisdiction                         (I.R.S. Employer
              of Incorporation)                             Identification No.)

          VALWOOD PARKWAY, SUITE 102                               75006
              CARROLLTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (972) 241-1535

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    CLASS                              OUTSTANDING AT AUGUST 6, 2001
                    -----                              -----------------------------
       Common Stock, $.01 stated value                           15,032,368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-Q CROSS REFERENCE INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION


Item 1  Condensed Consolidated Financial Statements (Unaudited).....     3
Item 2  Management's Discussion and Analysis of Financial Condition
             and Results of
             Operations.............................................    11
Item 3  Quantitative and Qualitative Disclosure About Market Risk...    18
                         PART II OTHER INFORMATION


Item 1  Legal Proceedings...........................................    19
Item 2  Changes in Securities and Use of Proceeds...................    20
Item 3  Defaults Upon Senior Securities.............................    20
Item 4  Submission of Matters to a Vote of Security Holders.........    20
Item 5  Other Information...........................................    21
Item 6  Exhibits and Reports on Form 8-K............................    21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2001
  and December 31, 2000 (Unaudited).........................     3
Condensed Consolidated Statements of Operations for the
  Three Months Ended June 30, 2001 and 2000, and the Six
  Months Ended June 30, 2001 and 2000 (Unaudited)...........     4
Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 2001 and 2000 (Unaudited)...........     5
Notes to Condensed Consolidated Financial Statements
  (Unaudited)...............................................     6

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
                                       ASSETS


Cash and cash equivalents...................................  $   644      $   102
Accounts receivable, net....................................   18,811       18,268
Prepaid expenses............................................    1,817        1,212
Inventories.................................................      365          764
                                                              -------      -------
          Total current assets..............................   21,637       20,346
Property and equipment, net.................................   33,433       34,821
Goodwill, net...............................................    5,551        5,557
Deferred tax asset..........................................    2,297        2,297
Intangible and other assets, net............................    8,462        8,474
                                                              -------      -------
          Total assets......................................  $71,380      $71,495
                                                              =======      =======

                 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                              AND STOCKHOLDERS' EQUITY


Liabilities:
  Accounts payable..........................................  $ 8,256      $ 8,654
  Accrued liabilities.......................................    7,130        5,781
  Subordinated note payable.................................    3,750           --
  Current portion of long term debt.........................   25,029        1,848
                                                              -------      -------
          Total current liabilities.........................   44,165       16,283
  Long-term debt............................................       66       26,063
  Subordinated note payable.................................       --        3,750
                                                              -------      -------
          Total liabilities.................................   44,231       46,096
Series A redeemable convertible preferred stock, $1,000 per
  share, stated value, 3,750 shares authorized; 3,250 shares
  issued and outstanding at December 31, 2000...............       --        2,173
Stockholders' equity:
  Common stock, $.01 stated value, 70,000,000 shares
     authorized; 15,032,638 and 13,228,872 shares issued and
     outstanding at June 30, 2001 and December 31, 2000,
     respectively...........................................      150          132
  Additional paid-in capital................................   41,780       38,541
  Accumulated deficit.......................................  (14,781)     (15,447)
                                                              -------      -------
          Total stockholders' equity........................   27,149       23,226
                                                              -------      -------
Commitments and contingencies
          Total liabilities, redeemable convertible
            preferred stock and stockholders' equity........  $71,380      $71,495
                                                              =======      =======

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                      ----------------------    ----------------------
                                                        2001         2000         2001         2000
                                                      ---------    ---------    ---------    ---------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Telecommunications services.......................   $15,553      $11,953      $31,168      $22,077
  Direct call provisioning..........................     6,601        7,247       13,081       14,492
  Internet services.................................     7,893        5,399       14,744       10,176
  Equipment sales and other.........................     1,779          826        1,866        1,208
                                                       -------      -------      -------      -------
          Total revenue.............................    31,826       25,425       60,859       47,953
                                                       -------      -------      -------      -------
Expenses:
  Operating costs:
     Telecommunications services....................     6,085        5,360       12,159        9,861
     Direct call provisioning.......................     5,812        6,751       11,690       13,268
     Internet services..............................     4,863        4,206        9,779        8,263
     Cost of equipment sold and other...............     1,049          332        1,090          549
                                                       -------      -------      -------      -------
          Total operating costs.....................    17,809       16,649       34,718       31,941
  Selling, general and administrative...............     6,786        4,686       13,202        8,424
  Research and development..........................     1,613        1,569        3,095        2,744
  Depreciation and amortization.....................     3,354        3,117        6,503        6,166
                                                       -------      -------      -------      -------
          Total expenses............................    29,562       26,021       57,518       49,275
                                                       -------      -------      -------      -------
          Operating income (loss)...................     2,264         (596)       3,341       (1,322)
Interest and other expense, net.....................      (666)        (673)      (1,376)      (1,027)
                                                       -------      -------      -------      -------
Income (loss) before income taxes...................     1,598       (1,269)       1,965       (2,349)
Income tax expense..................................       222           --          222           --
                                                       -------      -------      -------      -------
          Net income (loss).........................     1,376       (1,269)       1,743       (2,349)
Accretion of discount on redeemable convertible
  preferred stock...................................        --         (430)          --         (430)
Charge for conversion of redeemable convertible
  preferred stock...................................        --           --       (1,077)          --
                                                       -------      -------      -------      -------
Net income (loss) applicable to common stock........   $ 1,376      $(1,699)     $   666      $(2,779)
                                                       =======      =======      =======      =======
Basic income (loss) per common share................   $  0.09      $ (0.13)     $  0.05      $ (0.22)
                                                       =======      =======      =======      =======
Diluted income (loss) per common share..............   $  0.09      $ (0.13)     $  0.05      $ (0.22)
                                                       =======      =======      =======      =======
Shares used in computing basic net income (loss) per
  common share......................................    15,027       12,732       14,631       12,723
                                                       =======      =======      =======      =======
Shares used in computing diluted net income (loss)
  per common share..................................    15,192       12,732       14,797       12,723
                                                       =======      =======      =======      =======

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                                 (AMOUNTS IN
                                                                 THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,743   $(2,349)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................    6,503     6,166
     Deferred income tax credit.............................       --        54
     Gain on sale of property and equipment.................       --      (265)
     Changes in operating assets and liabilities:
       Change in accounts receivable, net...................       (9)   (1,550)
       Change in prepaid expenses...........................     (590)     (548)
       Change in inventories................................      793       185
       Change in intangibles and other assets...............     (658)      (24)
       Change in accounts payable...........................     (128)    2,623
       Change in accrued liabilities........................      717    (1,209)
                                                              -------   -------
          Cash provided by operating activities.............    8,371     3,083
                                                              -------   -------
Cash used in investing activities:
  Purchase of property and equipment........................   (3,320)   (8,537)
  Purchase of Telequip, Inc. ...............................   (1,654)       --
  Proceeds from disposal of property and equipment..........       --       285
                                                              -------   -------
          Cash used in investing activities.................   (4,974)   (8,252)
                                                              -------   -------
Cash flows from financing activities:
  Net payments on line of credit............................   (2,842)     (807)
  Payments of other debt....................................      (13)   (1,128)
  Proceeds from subordinated debt...........................       --     3,750
  Proceeds from issuance of redeemable convertible preferred
     stock, net.............................................       --     3,459
  Common stock issued for cash under option plans...........       --        75
                                                              -------   -------
          Cash provided by (used in) financing activities...   (2,855)    5,349
                                                              -------   -------
Net increase in cash and cash equivalents...................      542       180
Cash and cash equivalents at beginning of period............      102       118
                                                              -------   -------
Cash and cash equivalents at end of period..................  $   644   $   298
                                                              =======   =======
Cash paid for interest......................................  $   643   $   617
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

  Acquisitions

     On January 19, 2001 the Company completed the purchase of all the outstanding shares of common stock, not already owned, of Telequip Labs, Inc., a provider of telecommunications calling services. The purchase price was $1.6 million of which $1.5 million was paid upon closing. The remaining $0.1 million is payable on the first anniversary of the closing date upon determination that all representations and warranties were materially true and accurate as of the closing date and all covenants have been substantially fulfilled. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight line basis over seven years. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Telequip Labs, Inc. have been included in the Company's consolidated financial statements from January 19, 2001.

  Earnings (Loss) Per Common Share

     Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2001 and 2000, common stock equivalents of 1,072,000, 991,000, 1,072,000 and 385,000, respectively were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The company does not believe that the adoption of this statement will have a material impact on the Company's financial position results of operations or cash flows.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). In general, Statement 142 is effective for fiscal years beginning after December 15, 2001. Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible

                         T-NETIX, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

  Reclassification

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

(2) BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
Accounts receivable, net:
  Trade accounts receivable.................................  $11,930      $13,216
  Direct call provisioning receivable.......................    8,148        5,934
  Other receivables.........................................      344          209
                                                              -------      -------
                                                               20,422       19,359
          Less: Allowance for doubtful accounts.............   (1,611)      (1,091)
                                                              -------      -------
                                                              $18,811      $18,268
                                                              =======      =======

     Bad debt expense was $1.3 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2001 and 2000, respectively.

     Property and equipment consists of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
Property and equipment, net:
  Telecommunications equipment..............................  $ 64,706     $ 62,833
  Construction in progress..................................     7,136        6,495
  Office equipment..........................................    12,979       11,544
                                                              --------     --------
                                                                84,821       80,872
          Less: Accumulated depreciation and amortization...   (51,388)     (46,051)
                                                              --------     --------
                                                              $ 33,433     $ 34,821
                                                              ========     ========

                         T-NETIX, INC. AND SUBSIDIARIES

(2) BALANCE SHEET COMPONENTS -- (CONTINUED)

     Intangible and other assets consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
Intangible and other assets, net:
  Patent license rights.....................................  $ 3,325      $ 3,325
  Purchased technology assets...............................    2,487        2,487
  Capitalized software development costs....................      645          633
  Acquired software technologies............................    1,827        1,809
  Patent defense and application costs......................    3,324        2,915
  Deposits and long-term prepayments........................    1,941        1,718
  Other.....................................................    1,530        1,500
                                                              -------      -------
                                                               15,079       14,387
          Less: Accumulated amortization....................   (6,617)      (5,913)
                                                              -------      -------
                                                              $ 8,462      $ 8,474
                                                              =======      =======

     Accrued liabilities consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
Accrued liabilities:
  Deferred revenue and customer advances....................   $1,045       $1,905
  Compensation related......................................    2,110        1,281
  Other.....................................................    3,975        2,595
                                                               ------       ------
                                                               $7,130       $5,781
                                                               ======       ======

(3) DEBT

     Debt consists of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
Debt:
  Bank credit facility......................................  $25,006      $27,813
  Subordinated note payable.................................    3,750        3,750
  Other.....................................................       89           98
                                                              -------      -------
                                                               28,845       31,661
  Less current portion......................................   28,779        1,848
                                                              -------      -------
          Non current portion...............................  $    66      $29,813
                                                              =======      =======

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings on the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001 (8.75% at June 30, 2001). The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

                         T-NETIX, INC. AND SUBSIDIARIES

(3) DEBT -- (CONTINUED)

     The Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. These ratios include a debt to four quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of fixed charges (interest and debt payments) to EBITDA, and minimum quarterly EBITDA. The Agreement also prohibits the Company from incurring additional indebtedness.

     The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (8.25% at June 30, 2001) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculate using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt. This note was extended in April 2001 to April 30, 2002 at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years.

(4) SEGMENT INFORMATION

     The Company has three reportable segments, the Corrections Divisions, the SpeakEZ Division, and the Internet Services Division. The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three and six months ended June 30, 2001 and 2000 is as follows (amounts in thousands):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division.........................  $23,933    $20,006    $46,088   $37,677
  SpeakEZ Division.............................       --         20         27       100
  Internet Services Division...................    7,893      5,399     14,744    10,176
                                                 -------    -------    -------   -------
                                                 $31,826    $25,425    $60,859   $47,953
                                                 =======    =======    =======   =======
OPERATING INCOME (LOSS):
  Corrections Division.........................  $   (74)   $(1,252)   $  (254)  $(2,306)
  SpeakEZ Division.............................     (692)      (538)    (1,370)     (928)
  Internet Services Division...................    3,030      1,194      4,965     1,912
                                                 -------    -------    -------   -------
                                                 $ 2,264    $  (596)   $ 3,341   $(1,322)
                                                 =======    =======    =======   =======
RESEARCH AND DEVELOPMENT:
  Corrections Division.........................  $ 1,511    $ 1,398    $ 2,846   $ 2,446
  SpeakEZ Division.............................      102        171        249       298
  Internet Services Division...................       --         --         --        --
                                                 -------    -------    -------   -------
                                                 $ 1,613    $ 1,569    $ 3,095   $ 2,744
                                                 =======    =======    =======   =======

                         T-NETIX, INC. AND SUBSIDIARIES

(4) SEGMENT INFORMATION -- (CONTINUED)


                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
DEPRECIATION AND AMORTIZATION:
  Corrections Division.........................  $ 3,155    $ 2,887    $ 6,102   $ 5,669
  SpeakEZ Division.............................      199        230        401       467
  Internet Services Division...................       --         --         --        --
                                                 -------    -------    -------   -------
                                                 $ 3,354    $ 3,117    $ 6,503   $ 6,166
                                                 =======    =======    =======   =======
INTEREST AND OTHER EXPENSE, NET:
  Corrections Division.........................  $  (374)   $  (367)   $  (754)  $  (442)
  SpeakEZ Division.............................     (292)      (306)      (622)     (585)
  Internet Services Division...................       --         --         --        --
                                                 -------    -------    -------   -------
                                                 $  (666)   $  (673)   $(1,376)  $(1,027)
                                                 =======    =======    =======   =======
SEGMENT EARNINGS (LOSS) BEFORE INCOME TAXES:
  Corrections Division.........................  $  (448)   $(1,619)   $(1,008)  $(2,748)
  SpeakEZ Division.............................     (984)      (844)    (1,992)   (1,513)
  Internet Services Division...................    3,030      1,194      4,965     1,912
                                                 -------    -------    -------   -------
                                                 $ 1,598    $(1,269)   $ 1,965   $(2,349)
                                                 =======    =======    =======   =======

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
SEGMENT ASSETS:
  Corrections Division......................................  $69,918      $69,676
  SpeakEZ Division..........................................    1,462        1,819
  Internet Services Division................................       --           --
                                                              -------      -------
                                                              $71,380      $71,495
                                                              =======      =======

     There was no intersegment revenue for the three months and six months ended June 30, 2001 and 2000. Consolidated total assets included eliminations of approximately $14.0 million and $13.2 million as of June 30, 2001 and December 31, 2000, respectively. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the SpeakEZ Division related solely to intercompany borrowings of the SpeakEZ Division.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Forward Looking Statements and Risk Factors" in the Company's Form 10-K for the year ended December 31, 2000. Factors that might cause such a difference include, without limitation, the following: the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections and Internet Service Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability to win new contracts for our products and services, including Lock & Track(TM) and Contain(R), the ability of our existing customers, including AT&T, to maintain their market share of the inmate calling market, the successful integration of Gateway Technologies, Inc. into our business, our ability to penetrate the market for jail management systems, the ability to reduce expenditures in the SpeakEZ Division and to successfully license voice verification and fraud prevention technology, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect our sales or pricing, the impact of competitive products and pricing particularly in the Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We also may make forward-looking statements in press releases or other public communications. These forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making a forward-looking statement. While we believe that forward looking statements are reasonable, you should not place undue reliance in such forward-looking statements, which speak only as of the date made.

     Other factors not currently anticipated by management may also materially and adversely affect our results of operations. Except as required by applicable law, we do not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

     Telecommunications services revenue is generated under long-term contracts. Pricing historically provided for transaction fees paid on a per-call basis. We are paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The per-call charge is primarily for the provisioning of specialized call processing services to telecommunications service providers for their customers, the correctional facilities. However, during the last year we entered into agreements and contract amendments with three customers to record revenue as a percentage of gross revenue earned by the customer, subject to certain adjustments. This new pricing was an effort by us to have our pricing remain flexible and not be effected by factors that affected call volumes. Pursuant to these amendments, we also recognized certain telecommunications expenses that were previously reimbursable charges to these customers. Our telecommunications service provider customers include AT&T, Verizon (formerly Bell Atlantic and GTE), Qwest (formerly US WEST), and SBC Communications (including Ameritech).

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

     Equipment sales and other revenue include the sales of our inmate calling system and digital recording systems. The sales of the inmate calling system are generally made to only one customer. We then charge monthly maintenance fees to keep the system operational. Sales to this customer can vary depending upon the success of the customer in winning contracts with correctional facilities.

  Internet Services Division

     In December 1999, we entered into a master service agreement with US WEST !NTERPRISE (now named Qwest) America, Inc. to provide interLATA Internet services to Qwest customers. The contract, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to this customer. The initial term of the master service agreement was for a minimum of sixteen months until March 2001.

     Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

     Although the Qwest agreement expired on March 31, 2001 we anticipate receiving month-to-month revenues through September 2001, at which time we anticipate operations of this division to cease. The termination of these services may have an adverse impact on our operating results.

  Speaker Verification Division

     Our voice print revenue has been minimal to date and management is seeking strategic alternatives including the sale of this division. In the meantime this division will continue to incur its normal operating expenses. There is no assurance that the SpeakEZ products will be commercially accepted or profitable in the future and there is no assurance that we will be able to sell or otherwise divest this division from the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended June 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Revenue:
  Telecommunications services...............................   49%    45%
  Direct call provisioning..................................   21     27
  Internet services.........................................   25     25
  Equipment sales and other.................................    5      3
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs...........................................   56     68
  Selling, general and administrative.......................   21     17
  Research and development..................................    5      6
  Depreciation and amortization.............................   11     12
                                                              ---    ---
          Operating income (loss)...........................    7     (3)
  Interest and other expense................................   (2)    (2)
                                                              ---    ---
          Income (loss) before income taxes.................    5     (5)
  Income tax expense........................................    1     --
                                                              ---    ---
          Net income (loss).................................    4     (5)
  Accretion of discount on redeemable convertible preferred
     stock..................................................   --     (2)
                                                              ---    ---
          Net income (loss) applicable to common stock......    4%    (7)%
                                                              ===    ===

     Total Revenue. Total revenue for the three months ended June 30, 2001 was $31.8 million, an increase of 25% over $25.4 million for the corresponding prior period. This increase was attributable to increases in telecommunications services revenue, internet services revenue and equipment sales and other offset, in part, by decreases in direct call provisioning revenue.

     The 30% increase in telecommunications services revenue to $15.6 million in the three months ended June 30, 2001, from $12.0 million for the corresponding prior period, was due primarily to an increase in contract prices. We increased our per call transaction fee with a major customer, and changed our pricing with three other major customers whereby revenue is now calculated as a percentage if our customer's gross revenue versus a transaction fee per call.

     Direct call provisioning revenue decreased to $6.6 million for the three months ended June 30, 2001, from $7.2 million in the corresponding prior period. This decrease was due to the loss of sites for which we were provisioning the long distance service.

     The Internet Services revenue increased by $2.5 million to $7.9 million for the three months ended June 30, 2001. This increase of 46% was the result of an increase in the base of Internet Services subscribers. Although, the Qwest agreement expired on March 31, 2001 we anticipate receiving month-to-month revenues through September 2001, at which time we anticipate operations of this division to cease. The termination of these services may have an adverse impact on our operating results.

     Equipment sales and other revenue increased 125% to $1.8 million for the three months ended June 30, 2001 from $0.8 million in the corresponding prior period. This increase was primarily due to the one time sale of equipment to a major customer. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory.

     Operating costs. Total operating costs were $17.8 million in the three months ended June 30, 2001, an increase of 7% from $16.6 million in the corresponding prior period. The increases were primarily due to increases in telecommunication services of $0.7 million, Internet Services of $0.7 million and the cost of equipment sold and other expenses of $0.7 million, offset by a reduction in direct call provisioning expenses of $0.9 million.

     Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also include costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts, and billing charges. Internet Services expense consists of Internet bandwidth costs. Cost of equipment sold and other includes primarily the purchase price of equipment which is resold. Other equipment cost of components was minimal.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended June 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Operating costs:
  Telecommunications services...............................   39%    45%
  Direct call provisioning..................................   88     93
  Internet services.........................................   62     78
  Cost of equipment sold and other..........................   59     40

     Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 39% for the three months ended June 30, 2001, a decrease from 45% for the corresponding prior period. Although telecommunications services cost increased by $0.7 million these costs increased at a lesser rate then the related revenues. Total telecommunications services operating expenses were $6.1 million for the three months ended June 30, 2001 and $5.4 million for the corresponding prior period. The increase in 2001 is due primarily to new services being provisioned for a significant customer as part of a contract amendment and increases in repairs and maintenance costs. To a lesser extent, increases in travel and contract labor contributed to the overall cost increase.

     Direct call provisioning costs as a percentage of applicable revenue decreased to 88% of revenue for the three months ended June 30, 2001 from 93% for the corresponding prior period. These reduced costs include site commissions, repairs and maintenance and bad debt expense.

     Although Internet Services expenses increased by $0.7 million to $4.9 million for the three months ended June 30, 2001, as a percentage of sales these costs decreased to 62% for the period ended June 30, 2001 compared to 78% for the corresponding prior period. The decrease in the cost of sales percentage is due our ability to obtain better pricing from our transport providers.

     Cost of equipment sold and other increased in the three months ended June 30, 2001 and also increased as a percentage of corresponding revenue from the corresponding prior period primarily due to the change in the revenue mix for equipment sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.8 million for the three months ended June 30, 2001 compared to $4.7 million for the corresponding prior period. The increase in the three months ended June 30, 2001 was primarily due to increases in salaries and benefits for additional personnel, professional fees, communications costs, rent and utilities.

     Research and Development Expenses. Research and development expenses remained consistent with the same period last year at $1.6 million for the three months ended June 30, 2001. Research and development expenses for the Corrections Division were $1.5 million in the three months ended June 30, 2001 and $1.4 million in the corresponding prior period. The increase was primarily due to increased labor costs and communications expenses offset somewhat by decreased contract labor costs and travel related expenses.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.4 million in the three months ended June 30, 2001, an increase from $3.1 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations.

     Interest and Other Expense, Net. Interest and other expense, net was $0.7 million for both three month periods ended June 30, 2001 and 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

     The following table presents certain statement of operations data as a percentage of total revenue for the six months ended June 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Revenue:
  Telecommunications services...............................   51%    46%
  Direct call provisioning..................................   22     30
  Internet services.........................................   24     21
  Equipment sales and other.................................    3      3
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs...........................................   57     68
  Selling, general and administrative.......................   22     17
  Research and development..................................    5      5
  Depreciation and amortization.............................   11     12
                                                              ---    ---
          Operating income (loss)...........................    5     (2)
  Interest and other expense................................   (2)    (2)
                                                              ---    ---
          Income (loss) before income taxes.................    3     (4)
  Income tax expense........................................   --     --
                                                              ---    ---
          Net income (loss).................................    3     (4)
  Accretion of discount and charge for conversion of
     redeemable preferred stock.............................   (2)    (1)
                                                              ---    ---
          Net income (loss) applicable to common stock......    1%    (5)%
                                                              ===    ===

     Total Revenue. Total revenue for the six months ended June 30, 2001 was $60.9 million, an increase of 27% over $48.0 million for the corresponding prior period. This increase was attributable to increases in telecommunications services revenue, internet services revenue and equipment sales and other, offset by a decrease in direct call provisioning revenue.

     The 41% increase in telecommunications services revenue to $31.2 million in the six months ended June 30, 2001, from $22.1 million for the corresponding prior period, was due primarily to an increase in contract prices. We increased our per call transaction fee with a major customer, and we changed our pricing with three other major customers whereby revenue is calculated as a percentage of our customer's gross revenue versus a transaction fee per call. In addition we experienced an increase in revenue due to call volume increases, primarily due to the addition of new sites.

     Direct call provisioning revenue decreased 10% to $13.1 million for the six months ended June 30, 2001, from $14.5 million in the corresponding prior period. This decrease was due to the loss of sites for which we are provisioning the long distance service. The loss of sites is primarily a result of our being unsuccessful in competitive bidding arrangements for contracts directly with correctional institutions.

     The Internet Services revenue increased by $4.6 million to $14.7 million for the six months ended June 30, 2001. The increase of 45% was the result of an increase in the base of Internet Services subscribers. Although the Qwest agreement expired on March 31, 2001, we anticipate incurring month-to-month revenues through September 2001, at such time we anticipate operations of this division to cease. The termination of these services may have an adverse impact on our operating results.

     Equipment sales and other revenue increased 58% to $1.9 million for the six months ended June 30, 2001 from $1.2 million in the corresponding prior period. Such sales are primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory.

     Operating costs. Total operating costs were $34.7 million in the six months ended June 30, 2001, an increase of 9% from $31.9 million in the corresponding prior period. The increases were primarily due to increased telecommunication services and Internet Services cost, as well as increases in the cost of equipment sold and other expenses, offset in part by decreased direct provisioning costs.

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

     The following table represents the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the six months ended June 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Operating costs:
  Telecommunications services...............................   39%    45%
  Direct call provisioning..................................   89     92
  Internet services.........................................   66     81
  Cost of equipment sold and other..........................   58     45

     Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 39% for the six months ended June 30, 2001, a decrease from 45% for the corresponding prior period. Total telecommunications services operating expenses were $12.2 million for the six months ended June 30, 2001 and $9.9 million for the corresponding prior period. The increase in 2001 is due to new services being provisioned for customers as part of contract amendments, increases in personnel costs, contract labor and travel related costs.

     Direct call provisioning costs as a percentage of applicable revenue decreased to 89% of revenue for the six months ended June 30, 2001 from 92% in for the corresponding prior period. This decrease was primarily due to a reduction in transmission costs and bad debt expense.

     Internet Services cost increased to $9.8 million for the period ended June 30, 2001 compared to $8.3 million for the corresponding period in 2000 although costs as a percentage of applicable revenue decreased to 66% of revenue for the six months ended June 30, 2001 from 81% for the corresponding period. The increase in costs is due to increased line costs as a result of more subscribers. The percentage decrease was the result of our ability to obtain lower pricing from our transport providers.

     Cost of equipment sold and other increased in the six months ended June 30, 2001 and also increased as a percentage of corresponding revenue from the corresponding prior period primarily due to the change in the revenue mix for equipment sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.2 million for the six months ended June 30, 2001 compared to $8.4 million for the corresponding prior period. The increase in the six months ended June 30, 2001 was primarily due to salaries and benefits for additional personnel contract labor, travel, communications and legal fees.

     Research and Development Expenses. Research and development expenses were $3.1 million in the six months ended June 30, 2001 compared to $2.7 million for the corresponding prior period. Research and development expenses for the Corrections Division were $2.8 million in the six months ended June 30, 2001 and $2.4 million in the corresponding prior period. The increase was primarily due to higher personnel costs and communications expenses.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $6.5 million in the six months ended June 30, 2001, an increase from $6.2 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations.

     Interest and Other Income, Net. Interest and other expense, net was $1.3 million for the six months ended June 30, 2001, an increase from $1.0 million for the corresponding prior period. Included in other income in the six months ended June 30, 2000 is a gain of approximately $0.3 million on the sale of used telecommunications equipment. Interest expense was $1.4 million for the six months ended June 30, 2001, and $1.3 million for the corresponding prior period. The increase in 2001 was attributable to an increase in the average amount of indebtedness outstanding.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     We have historically relied upon operating cash flow, debt financing and the sale of equity securities to fund our operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment and to fund acquisitions.

     Cash provided by operations increased by 171% to $8.4 million for the six months ended June 30, 2001 from $3.1 million in the comparable period in 2000. This increase was primarily the result of an improvement in net income (up $4.1 million) combined with a $1.2 million increase in net working capital.

     Cash used in investing activities was $5.0 million for the six months ended June 30, 2001, compared to $8.3 million in comparable prior period. The decrease was primarily the result of lower capital expenditures in 2001 resulting from a lower number of calling system installations offset, by the purchase of Telequip, Inc. in January 2001 for $1.7 million.

     We anticipate that our capital expenditures in 2001 will decrease compared with 2000 based on our decrease in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our credit facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems and upgrades of existing systems and to finance our operations for at least the next nine months.

     Cash used in investing activities was $5.0 million for the six months ended June 30, 2001, compared to $8.3 million in comparable prior period. The decrease was primarily the result of lower capital expenditures in 2001 resulting from a lower number of calling system installations offset, by the purchase of Telequip, Inc. in January 2001 for $1.7 million.

     Cash used in financing consisted primarily of net payments on the Company's credit facility of $2.8 million for the six months ended June 30, 2001, and of $.8 million during the comparable period in 2000.

  Capital Resources

     In September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. The maximum available amount of credit under the credit facility available to us is dependent upon our financial performance. Based on the financial covenants, our maximum borrowings at December 31, 2000 were $40.0 million. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. In addition, per terms of the extension, monthly payments of $200,000 on the term loan commenced on April 30, 2001.

     In April 2000, we raised $7.5 million of debt and equity financing. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility. The Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. In November 2000, 500 shares of preferred stock were converted to 251,630 shares of common stock at a conversion price of $2.09. In February of 200, the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The unamortized discount on the preferred stock of $1.1 million was recognized as a charge to income (loss) applicable to common stockholders. In April 2000, we also issued subordinated debt in the amount of $3.75 million which is payable to a director and significant shareholder. The maturity date of this note has been extended to April 30, 2002.

     Our existing credit facility expires at April 30, 2002, at which time we will need to either renew the current agreement or find a new financing source. In the event we are unable to obtain financing, current cash flows may not be sufficient for continued operations at present levels. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk as discussed below.

INTEREST RATE RISK

     We have current debt outstanding under our credit facility of $25.0 million at June 30, 2001. Under the terms of the debt agreement the maximum credit available is $30 million. The loan bears interest at prime rate plus 1.5% (8.5% at June 30, 2001) with scheduled increases of .25% on September 30 and December 31, 2001. Interest is payable monthly. Since the interest rates on the loans outstanding are variable and are reset periodically, we are exposed to interest rate risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $250,000 based on the amount of borrowings outstanding under the line of credit at June 30, 2001.

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

     During 2000 Gateway won a dismissal of a case brought in the First Judicial District Court of the State of New Mexico, styled Valdez v. State of New Mexico, et al. An appeal of the case was recently certified and the case is currently in the appellate briefing phase. The case named as defendants the State of New Mexico, several political subdivisions of the State of New Mexico, and several inmate telecommunications service providers, including Gateway. The complaint included a request for certification by the court of a plaintiffs' class action consisting of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other New Mexico correctional facility. The complaint alleged violations of New Mexico Unfair Practices Act, the New Mexico Antitrust Act and the New Mexico Constitution, and also alleged unjust enrichment, constructive trust, economic compulsion, constructive fraud and illegality of contracts, all in connection with the provision of "collect only" inmate telecommunications services. The case was never certified as a class action.

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

     Gateway is presently litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Delaware, Jr., et al vs. Commonwealth of Kentucky, et al. The complaint in this case joined as defendants several states, political subdivisions of states, and inmate service telecommunications providers and was filed contemporaneously with a request for certification by the court of a nationwide plaintiffs' class action consisting of all persons who have received and paid for telephone calls initiated by an inmate at a prison, jail or other correctional institution for the provision of "collect only" inmate telecommunications services. The complaint sought declaratory and injunctive relief and money damages in an unstated amount for alleged violations of the Sherman Antitrust Act, the Robinson-Patman Act and the U.S. Constitution. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's prayer for injunctive relief, despite these findings. The case is currently subject to appeal and cross appeal in the Second Circuit Court of Appeals. Although Gateway believes the District Court holding will not be overturned, it is possible that it may be, and there can be no assurance that a judgment against a class of the providers will not ultimately be entered.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 28, 2001 the Company held its Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

          1. The election of three directors to hold office until the next Annual Meeting of Shareholders or until their respective successors shall be elected and qualified. The following persons were elected as directors and received the number of votes set forth below:

DIRECTOR                                     FOR       AGAINST   ABSTAIN
--------                                  ----------   -------   -------
Daniel J. Taylor........................  13,460,299      0      71,800
Richard E. Cree.........................  13,460,299      0      71,800
Thomas E. Larkin........................  13,460,299      0      71,800

          2. To approve the Company's 2001 Stock Option Plan:

Votes For.................................................  7,833,959
Votes Against.............................................    418,192
Votes Abstained...........................................     11,250

          3. To approve the re-incorporation of the Company as a Delaware corporation:

Votes For.................................................  8,025,919
Votes Against.............................................    231,287
Votes Abstained...........................................      6,670

          4. To ratify the selection of KPMG, LLP as our independent auditors for the year ending December 31, 2001:

Votes For................................................  13,511,319
Votes Against............................................      16,300
Votes Abstained..........................................       4,480

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

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

                                            T-NETIX, INC.
                                            (Registrant)

                                            By:    /s/ THOMAS E. LARKIN
                                              ----------------------------------
                                                       Thomas E. Larkin
                                                   Chief Executive Officer

Date August 14, 2001

                                            By: /s/ HENRY G. SCHOPFER, III
                                              ----------------------------------
                                                    Henry G. Schopfer, III
                                                   Chief Financial Officer

Date August 14, 2001