Form 10-Q
period 2001-09-30
T NETIX INC
filed 2001-11-14
CIK 929757

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-25016

                                 T-NETIX, INC.
             (Exact name of registrant as Specified in Its Charter)

                   DELAWARE                                      84-1037352
         (State or Other Jurisdiction                         (I.R.S. Employer
              of Incorporation)                             Identification No.)
        2155 CHENAULT DRIVE, SUITE 410                             75006
              CARROLLTON, TEXAS                                  (Zip Code)
   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (972) 241-1535

                             ---------------------

     Indicate by check [X] whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90. days Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    CLASS                             OUTSTANDING AT NOVEMBER 7, 2001
---------------------------------------------- ----------------------------------------------
       Common Stock, $.01 stated value                           15,032,368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-Q CROSS REFERENCE INDEX

                                                                        PAGE
                                                                        ----
                        PART I FINANCIAL INFORMATION


Item 1   Condensed Financial Statements (Unaudited)..................     2
Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    12
Item 3   Quantitative and Qualitative Disclosure About Market Risk...    19

                         PART II OTHER INFORMATION


Item 1   Legal Proceedings...........................................    20
Item 2   Changes in Securities and Use of Proceeds...................    21
Item 3   Defaults Upon Senior Securities.............................    21
Item 4   Submission of Matters to a Vote of Security Holders.........    21
Item 5   Other Information...........................................    21
Item 6   Exhibits and Reports on Form 8-K............................    21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30,
  2001 and December 31, 2000 (Unaudited)....................    3
Condensed Consolidated Statements of Operations for the
  Three Months Ended September 30, 2001 and 2000, and the
  Nine Months Ended September 30, 2001 and 2000
  (Unaudited)...............................................    4
Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 2001 and 2000 (Unaudited)......    5
Notes to Condensed Consolidated Financial Statements
  (Unaudited)...............................................    6

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2001               2000
                                                              -------------      ------------
                                           ASSETS

Cash and cash equivalents...................................    $    721           $    102
Accounts receivable, net....................................      23,912             18,268
Prepaid expenses............................................       1,603              1,124
Inventories.................................................         401                764
                                                                --------           --------
          Total current assets..............................      26,637             20,258
Property and equipment, net.................................      31,712             34,650
Net assets of discontinued operations.......................       1,249              1,863
Goodwill, net...............................................       5,324              5,557
Deferred tax asset..........................................       2,297              2,297
Intangible and other assets, net............................       7,901              6,867
                                                                --------           --------
          Total assets......................................    $ 75,120           $ 71,492
                                                                ========           ========
                     LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                  AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................    $ 10,877           $  8,654
  Accrued liabilities.......................................       7,158              5,778
  Subordinated note payable.................................       3,750                 --
  Current portion of long term debt.........................      23,971              1,848
                                                                --------           --------
          Total current liabilities.........................      45,756             16,280
  Long-term debt............................................          59             29,813
                                                                --------           --------
          Total liabilities.................................      45,815             46,093
Series A redeemable convertible preferred stock, $1,000 per
  share, stated value, 3,750 shares authorized; 3,250 issued
  and outstanding at December 31, 2000......................          --              2,173
Stockholders' equity:
  Common stock, $.01 stated value, 70,000,000 shares
     authorized; 15,032,638 and 13,228,872 shares issued and
     outstanding at September 30, 2001 and December 31,
     2000, respectively.....................................         150                132
  Additional paid-in capital................................      41,779             38,541
  Accumulated deficit.......................................     (12,624)           (15,447)
                                                                --------           --------
          Total stockholders' equity........................      29,305             23,226
                                                                --------           --------
          Total liabilities, redeemable convertible
            preferred stock and stockholders' equity........    $ 75,120           $ 71,492
                                                                ========           ========

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
Revenue:
  Telecommunications services..........................  $15,529    $14,615    $46,697   $36,693
  Direct call provisioning.............................    6,753      6,811     19,834    21,303
  Internet services....................................    7,377      5,514     22,121    15,690
  Equipment sales and other............................    1,752        484      3,590     1,590
                                                         -------    -------    -------   -------
          Total revenue................................   31,411     27,424     92,242    75,276
                                                         -------    -------    -------   -------
Operating costs and expenses:
  Operating costs:
     Telecommunications services.......................    4,827      5,405     16,987    15,265
     Direct call provisioning..........................    6,495      6,050     18,184    19,318
     Internet services.................................    5,572      4,100     15,350    12,466
     Cost of equipment sold and other..................      476        105      1,566       655
                                                         -------    -------    -------   -------
          Total operating costs........................   17,370     15,660     52,087    47,704
  Selling, general and administrative..................    6,355      5,034     18,810    13,090
  Research and development.............................    1,111      1,096      3,958     3,543
  Depreciation and amortization........................    3,138      2,902      9,240     8,601
                                                         -------    -------    -------   -------
          Total operating costs and expenses...........   27,974     24,692     84,095    72,938
                                                         -------    -------    -------   -------
          Operating income.............................    3,437      2,732      8,147     2,338
Interest and other expense, net........................      590        734      1,965     1,761
                                                         -------    -------    -------   -------
Income (loss) from continuing operations before income
  taxes................................................    2,847      1,998      6,182       577
Income tax expense.....................................     (111)        --       (333)       --
                                                         -------    -------    -------   -------
Net income from continuing operations..................    2,736      1,998      5,849       577
Loss from discontinued operations......................     (580)      (444)    (1,950)   (1,372)
                                                         -------    -------    -------   -------
Net income (loss) before accretion of discount on
  redeemable convertible preferred stock...............    2,156      1,554      3,899      (795)
Accretion of discount on redeemable convertible
  preferred stock......................................       --       (515)        --      (945)
Charge for conversion of redeemable convertible
  preferred stock......................................       --         --     (1,077)       --
                                                         -------    -------    -------   -------
Net income (loss) applicable to common stockholders....  $ 2,156    $ 1,039    $ 2,822   $(1,740)
                                                         =======    =======    =======   =======
Income (loss) per common share from continuing
  operations
  Basic................................................  $  0.18    $  0.16    $  0.39   $  0.05
                                                         =======    =======    =======   =======
  Diluted..............................................  $  0.18    $  0.15    $  0.39   $  0.05
                                                         =======    =======    =======   =======
Loss per common share from discontinued operations
  Basic................................................  $ (0.04)   $ (0.03)   $ (0.13)  $ (0.11)
                                                         =======    =======    =======   =======
  Diluted..............................................  $ (0.04)   $ (0.03)   $ (0.13)  $ (0.11)
                                                         =======    =======    =======   =======
Income (loss) per common share applicable to common
  shareholders
  Basic................................................  $  0.14    $  0.08    $  0.19   $ (0.14)
                                                         =======    =======    =======   =======
  Diluted..............................................  $  0.14    $  0.08    $  0.19   $ (0.14)
                                                         =======    =======    =======   =======
Shares used in computing net income (loss) per common
  share
                                                         =======    =======    =======   =======
  Basic................................................   15,032     12,733     14,844    12,761
                                                         =======    =======    =======   =======
  Diluted..............................................   15,199     13,025     15,032    12,761
                                                         =======    =======    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Cash flows from operating activities:
  Net Income (loss) from continuing operations..............  $ 5,849    $    577
  Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
     Depreciation and amortization..........................    9,240       8,601
     Deferred income tax expense (benefit)..................       --          50
     Gain on sale of property and equipment.................       --        (324)
     Accretion of discount on subordinated note payable.....       --          40
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................   (5,124)     (2,307)
       Prepaid expenses.....................................     (465)       (855)
       Inventories..........................................      757         518
       Intangibles and other assets.........................   (1,414)       (417)
       Accounts payable.....................................    2,105      (2,590)
       Accrued liabilities..................................    1,182         268
                                                              -------    --------
          Cash provided by operating activities of
           continuing operations............................   12,130       3,561
                                                              -------    --------
Cash used in investing activities:
  Purchase of property and equipment........................   (4,205)    (10,208)
  Purchase of Telequip......................................   (1,654)         --
  Investments in Patents....................................     (410)         --
  Proceeds from disposal of property and equipment..........       --         350
  Other investing activities................................       --         (23)
                                                              -------    --------
          Cash used in investing activities of continuing
           operations.......................................   (6,269)     (9,881)
                                                              -------    --------
Cash flows from financing activities:
  Net payments on line of credit............................   (3,877)        (69)
  Payments of debt..........................................      (43)       (350)
  Proceeds from subordinated debt...........................       --       3,750
  Proceeds from issuance of redeemable convertible preferred
     stock, net.............................................       --       3,459
  Common stock issued for cash under stock option plans.....       --          75
                                                              -------    --------
          Cash provided by (used in) financing activities of
           continuing operations............................   (3,920)      6,865
                                                              -------    --------
Cash used by discontinued operations........................  $(1,322)   $   (649)
                                                              -------    --------
Net increase (decrease) in cash and cash equivalents........      619        (104)
Cash and cash equivalents at beginning of period............      102         118
                                                              -------    --------
Cash and cash equivalents at end of period..................  $   721    $     14
                                                              -------    --------
Cash paid for interest......................................  $ 2,357    $  1,535
                                                              =======    ========
Cash paid for income taxes..................................  $   222    $    103
                                                              =======    ========

     See accompanying notes to condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

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

  Acquisitions

     On January 19, 2001 the Company completed the purchase of all the outstanding shares of common stock, not already owned, of Telequip Labs, Inc., a provider of telecommunications calling services. The purchase price was $605 per share of which $573 per share was paid upon closing. The remaining $32 per share is payable on the first anniversary of the closing date upon determination that all representations and warranties were materially true and accurate as of the closing date and all covenants have been substantially fulfilled. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight line basis over seven years. The total cash paid in January 2001 was $1.5 million. The acquisition has been accounted for as a purchase and accordingly, the results of operations of Telequip Labs, Inc. have been included in the Company's consolidated financial statements from January 19, 2001.

  Earnings (Loss) Per Common Share

     Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (SFAS 128). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
Numerator:
  Net income (loss) applicable to common
     shareholders......................................  $ 2,156    $ 1,039    $ 2,822   $(1,740)
                                                         =======    =======    =======   =======
Denominator:
  Denominator for basic earnings per share.............   15,032     12,733     14,844    12,761
  Effect of dilutive securities:
     Stock options.....................................      142        292        163        --
     Warrants..........................................       25         --         25        --
                                                         -------    -------    -------   -------
  Denominator for diluted earnings per share...........   15,199     13,025     15,032    12,761
                                                         =======    =======    =======   =======

     For the three and nine months ended September 30, 2001 and 2000, common stock equivalents of 1,722,000, 1,702,000, 1,127,000 and 844,000, respectively were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method, for which the date of acquisition is on or near July 1, 2001. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. For the three and nine months ended September 30, 2001 and 2000, amortization expense for goodwill and other intangible assets totalled $.6 million, $1.5 million, $.3 million and $.9 million respectively. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of SFAS 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adoption of SFAS 144.

  Reclassification

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

(2) BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Accounts receivable, net:
  Trade accounts receivable.................................     $18,296        $13,216
  Direct call provisioning receivable.......................       7,041          5,934
  Other receivables.........................................         250            209
                                                                 -------        -------
                                                                  25,587         19,359
          Less: Allowance for doubtful accounts.............      (1,675)        (1,091)
                                                                 -------        -------
                                                                 $23,912        $18,268
                                                                 =======        =======

     Bad debt expense was $1.7 million and $1.3 million for the three months ended September 30, 2001 and 2000, respectively, and $4.3 million and $3.9 million for the nine months ended September 30, 2001 and 2000, respectively.

     Property and equipment consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Property and equipment, net:
  Telecommunications equipment..............................    $ 65,280        $ 62,813
  Construction in progress..................................       6,978           6,495
  Office equipment..........................................      12,724          10,855
                                                                --------        --------
                                                                  84,982          80,163
          Less: Accumulated depreciation and amortization...     (53,270)        (45,513)
                                                                --------        --------
                                                                $ 31,712        $ 34,650
                                                                ========        ========

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

(2) BALANCE SHEET COMPONENTS -- (CONTINUED)

     Intangible and other assets consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Intangible and other assets, net:
  Purchased technology assets...............................     $ 2,487        $ 2,487
  Capitalized software development costs....................       1,690          1,690
  Acquired software technologies............................         439            408
  Patent defense and application costs......................       2,896          2,486
  Deposits and long-term prepayments........................       2,165          1,718
  Other.....................................................       1,219            358
                                                                 -------        -------
                                                                  10,896          9,147
          Less: Accumulated amortization....................      (2,995)        (2,280)
                                                                 -------        -------
                                                                 $ 7,901        $ 6,867
                                                                 =======        =======

     Accrued liabilities consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Accrued liabilities:
  Deferred revenue and customer advances....................     $1,558          $1,905
  Accrued salaries, commissions, and wages..................      2,239           1,281
  Other.....................................................      3,361           2,592
                                                                 ------          ------
                                                                 $7,158          $5,778
                                                                 ======          ======

(3) DEBT

     Debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Debt:
  Bank lines of credit......................................     $23,946        $27,813
  Subordinated note payable.................................       3,750          3,750
  Other.....................................................          84             98
                                                                 -------        -------
                                                                  27,780         31,661
  Less current portion......................................      27,721          1,848
                                                                 -------        -------
  Non current portion.......................................     $    59        $29,813
                                                                 =======        =======

  Bank Line of Credit

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings on the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001, (7.5% at September 30, 2001). The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

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

     The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (6.5% at September 30, 2001) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002 at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculate using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt.

(4) DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE

     In August 2001, the Company formalized the decision to offer for sale its voice print business unit, which includes the SpeakEZ speaker verification products. Accordingly, related operating results have been reported as discontinued operations. On September 27, 2001, the Company entered into a definitive agreement to sell substantially all of the assets of the business unit for approximately $3.0 million in cash at closing plus certain other considerations. This transaction is expected to close during the fourth quarter of 2001.

     For purposes of the balance sheet presentation, the current assets and liabilities of discontinued operations have been netted. The financial information for the discontinued voice print operations is as follows.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Net current assets..........................................     $   18          $   86
Net property, plant and equipment...........................        131             171
Other assets................................................      1,100           1,606
                                                                 ------          ------
     Net assets of discontinued operations..................     $1,249          $1,863
                                                                 ======          ======

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              -------------------     -------------------
                                               2001        2000        2001        2000
                                              -------     -------     -------     -------
Revenue.....................................   $   4       $  10      $    31     $   111
Operating income (loss).....................    (580)       (444)      (1,950)     (1,372)
Net income (loss)...........................    (580)       (444)      (1,950)     (1,372)

(5) SEGMENT INFORMATION -- CONTINUING OPERATIONS

     The Company has two reportable segments: the Corrections and the Internet Services Divisions. In September 2001, the Company entered into a definitive agreement to sell substantially all of the assets of the SpeakEZ speaker verification business segment. Discontinued operations in the consolidated financial

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

(5) SEGMENT INFORMATION -- CONTINUING OPERATIONS -- (CONTINUED)

statements reflect the results of operations of this business unit. Segment reporting has been conformed to correspond to the current presentation.

     The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
                                                 --------   --------   -------   -------
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division.........................  $24,034    $21,910    $70,121   $59,586
  Internet Services Division...................    7,377      5,514     22,121    15,690
                                                 -------    -------    -------   -------
                                                 $31,411    $27,424    $92,242   $75,276
                                                 =======    =======    =======   =======
RESEARCH AND DEVELOPMENT:
  Corrections Division.........................  $ 1,111    $ 1,096    $ 3,958   $ 3,543
  Internet Services Division...................       --         --         --        --
                                                 -------    -------    -------   -------
                                                 $ 1,111    $ 1,096    $ 3,958   $ 3,543
                                                 =======    =======    =======   =======
DEPRECIATION AND AMORTIZATION:
  Corrections Division.........................  $ 3,138    $ 2,902    $ 9,240   $ 8,601
  Internet Services Division...................       --         --         --        --
                                                 -------    -------    -------   -------
                                                 $ 3,138    $ 2,902    $ 9,240   $ 8,601
                                                 =======    =======    =======   =======
OPERATING INCOME (LOSS):
  Corrections Division.........................  $ 1,632    $ 1,318    $ 1,376   $  (886)
  Internet Services Division...................    1,805      1,414      6,771     3,224
                                                 -------    -------    -------   -------
                                                 $ 3,437    $ 2,732    $ 8,147   $ 2,338
                                                 =======    =======    =======   =======
INTEREST AND OTHER EXPENSE, NET:
  Corrections Division.........................  $   590    $   734    $ 1,965   $ 1,761
  Internet Services Division...................       --         --         --        --
                                                 -------    -------    -------   -------
                                                 $   590    $   734    $ 1,965   $ 1,761
                                                 =======    =======    =======   =======
SEGMENT EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES:
  Corrections Division.........................  $ 1,041    $   584    $   389   $(2,647)
  Internet Services Division...................    1,806      1,414      6,771     3,224
                                                 -------    -------    -------   -------
                                                 $ 2,847    $ 1,998    $ 6,182   $   577
                                                 =======    =======    =======   =======

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

(5) SEGMENT INFORMATION -- CONTINUING OPERATIONS -- (CONTINUED)


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
SEGMENT ASSETS:
  Corrections Division......................................     $73,871        $69,629
  Internet Services Division................................          --             --
                                                                 -------        -------
                                                                 $73,871        $69,629
                                                                 =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2000, which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability to win new contracts for our products and services, the ability of our existing customers, including AT&T, to maintain their market share of the inmate calling market, our ability to penetrate the market for jail management systems, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect our sales or pricing, the impact of competitive products and pricing particularly in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We also may make forward-looking statements in press releases or other public communications. These forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words "believe", "expect", "anticipate", "estimate" or similar expressions, we are making a forward-looking statement. While we believe that forward looking statements are reasonable, you should not place undue reliance in such forward-looking statements, which speak only as of the date made.

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

     Telecommunications services revenue is generated under long-term contracts. Historically, pricing has been provided by transaction fees paid on a per-call basis. We are paid a prescribed fee for each call completed and additional fees for validating phone numbers dialed by inmates. The per-call charge is primarily for the provisioning of specialized call processing services to telecommunications service providers for their customers, the correctional facilities. However, during the last year we entered into agreements and contract amendments with three customers to record revenue as a percentage of gross revenue earned by the customer, subject to certain adjustments. This new pricing was an effort by us to have our pricing remain flexible and not be affected by factors that effected call volumes. Pursuant to these amendments, we also recognized certain telecommunications expenses that were previously reimbursable charges to these customers. Our telecommunications service provider customers include AT&T, Verizon (formerly Bell Atlantic and GTE), Qwest (formerly US WEST), and SBC Communications (including Ameritech).

     As a direct inmate call provider, we buy "wholesale" call services to be re-sold as collect calls. We use the services of third parties to bill the collect calls. We then enter into direct contracts with the correctional facilities and generally pay the correctional facilities commissions on the gross billed revenue. The rates charged by us are consistent with the collect call rates charged by the incumbent local exchange carrier or "ILEC" in the same service area and the predominant interexchange carrier or "IXC". Since all calls originating from the inmate phones are collect calls, each phone generates higher-than-industry-average revenues. The uncertainty of the creditworthiness of the billed parties results however in a higher-than-industry-average uncollectible cost.

     Equipment sales and other revenues include the sales of our inmate calling system and digital recording systems. Sales of inmate calling systems are generally made to a limited number of telecommunication service provider customers. Subsequent to the sale of the equipment, we then charge monthly maintenance fees to keep the system operational. Sales to these customers can vary depending upon the success of these customers winning contracts with correctional facilities.

  Internet Services Division

     In December 1999, we entered into a master service agreement with US WEST !NTERPRISE (now named Qwest America, Inc.) (The "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the agreement through October 2001. Effective November 2001, services under this agreement have ceased.

     Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

  Speaker Verification Division

     Our voice print revenue has been minimal to date and management has been seeking strategic alternatives including the sale of this division. Pursuant to this strategy, we entered into a definitive agreement on September 27, 2001 to sell substantially all of the assets of this business unit for approximately $3.0 million in cash at closing plus certain other considerations. Discontinued operations in the consolidated financial statements reflect the result of operations of the speaker verification business. In addition, we have reclassified and netted all of the speaker verification assets and their related liabilities to "Net assets of discontinued operations" on the balance sheet.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

     The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended September 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Revenue:
  Telecommunications services...............................   49%    53%
  Direct call provisioning..................................   22     25
  Internet services.........................................   23     20
  Equipment sales and other.................................    6      2
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs...........................................   55     57
  Selling, general and administrative.......................   20     18
  Research and development..................................    4      4
  Depreciation and amortization.............................   10     11
                                                              ---    ---
          Operating income..................................   11     10
  Interest and other expense................................   (2)    (3)
                                                              ---    ---
          Income from continuing operations before income
           taxes............................................    9      7
  Income tax (expense) benefit..............................   --     --
                                                              ---    ---
          Net income from continuing operations.............    9      7
  Discontinued operations...................................   (2)    (1)
  Accretion of discount on redeemable convertible preferred
     stock..................................................   --     (2)
                                                              ---    ---
          Net income applicable to common stock.............    7%     4%
                                                              ===    ===

     Total Revenue. Total revenue for the three months ended September 30, 2001 was $31.4 million, an increase of 15% over $27.4 million for the corresponding prior period. This $4.0 million increase was attributable to increases in telecommunications services revenue of $0.9 million, Internet services revenue of $1.9 million and equipment and other sales of $1.2 million.

     The 6% increase in telecommunications services revenue to $15.5 million in the three months ended September 30, 2001, from $14.6 million for the corresponding prior period, was primarily due to an increase in contract pricing. We increased our per call transaction fee with a major customer, and changed our pricing with three other major customers whereby revenue is now calculated as a percentage of our customer's gross revenue versus a transaction fee per call.

     Direct call provisioning revenue was $6.8 million for the three months ended September 30, 2001 and 2000 respectively. There was no change in direct provisioning revenue as additions of new sites were offset by the loss of other sites.

     The Internet services revenue increased by 34% to $7.4 million for the three months ended September 30, 2001 from $5.5 million for the corresponding period. This increase was the result of an increase in the base of Internet services subscribers. Although the Qwest Agreement expired on March 31, 2001, we continued providing services under the agreement through October 2001. Effective November 2001, all operations of this segment have ceased. The termination of these services may have an adverse impact on our operating results.

     Equipment sales and other revenue increased 262% to $1.7 million for the three months ended September 30, 2001 from $0.5 million in the corresponding prior period. This increase was primarily attributable to the acquisition of Telequip Labs, Inc., a telecommunication service provider, in January 2001.

Equipment sales and services were primarily associated with one telecommunications service provider customer and are dependent upon the timing of installations for this customer and the customer's success rate in its territory.

     Operating costs. Total operating costs were $17.4 million in the three months ended September 30, 2001, an increase of 11% from $15.7 million in the corresponding prior period. This $1.7 million increase was primarily due to increases in direct call provisioning of $0.4 million, Internet services of $1.5 million and cost of equipment sold of $0.4 million, offset partially by a reduction in telecommunication services expenses of $0.6 million.

     Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also includes costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning includes the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet services expense consists of Internet bandwidth costs. Cost of equipment sold and other primarily includes the purchase price of equipment, which is then resold. Other equipment cost components are minimal.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended September 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Operating costs:
  Telecommunications services...............................   31%    37%
  Direct call provisioning..................................   96     89
  Internet services.........................................   76     74
  Cost of equipment sold and other..........................   27     22

     Operating costs associated with providing telecommunications services, as a percentage of corresponding revenue, was 31% for the three months ended September 30, 2001, a decrease from 37% for the corresponding prior period. The decrease was due to revenue increases and a decrease in telecommunications services expenses for the comparative periods. Total telecommunications services operating expenses were $4.8 million for the three months ended September 30, 2001 and $5.4 million for the corresponding prior period. The decrease in 2001 is primarily due to a decrease in consulting fees, contract labor costs and lower travel expenses.

     Direct call provisioning costs as a percentage of applicable revenue increased to 96% of revenue for the three months ended September 30, 2001, from 89% for the corresponding prior period. This increase was primarily due to increases in bad debt expenses.

     Operating costs as a percentage of revenue for Internet services increased to 76% of revenue for the three months ended September 30, 2001, compared to 74% for the corresponding prior period. This increase is the result of the migration of Internet service subscribers due to the termination of the Qwest Agreement, partially offset by our ability to obtain better pricing from our transport providers.

     The cost of equipment sold and other increased to 27%, as a percentage of corresponding revenue, during the three months ended September 30, 2001 from 22% for the corresponding prior period. This increase was primarily due to the change in the revenue mix from equipment and other sales resulting from the acquisition of Telequip Labs, Inc. in January 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million for the three months ended September 30, 2001 compared to $5.0 million for the corresponding prior period. This increase was primarily due to increased personnel costs, including the impact of adding new personnel related to the acquisition of Telequip Labs, Inc. on January 9, 2001. Other increases included professional fees and communication expenses.

     Research and Development Expenses. Research and development expenses were $1.1 million in the three months ended September 30, 2001 and 2000, respectively.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $3.1 million for the three months ended September 30, 2001, compared to $2.9 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations and additional equipment purchased for internal operations.

     Interest and Other Expense, Net. Interest and other expense, net was $.6 million for the three months ended September 30, 2001, compared to $.7 million for the corresponding prior period. The decrease in 2001 was attributable to a decrease in the average amount of outstanding indebtedness.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

     The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended September 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Revenue:
  Telecommunications services...............................   51%    49%
  Direct call provisioning..................................   21     28
  Internet services.........................................   24     21
  Equipment sales and other.................................    4      2
                                                              ---    ---
          Total revenue.....................................  100    100
Expenses:
  Operating costs...........................................   57     63
  Selling, general and administrative.......................   20     18
  Research and development..................................    4      5
  Depreciation and amortization.............................   10     11
                                                              ---    ---
          Operating income..................................    9      3
  Interest and other expense................................   (2)    (2)
                                                              ---    ---
          Income (loss) from continuing operations before
           income taxes.....................................    7      1
  Income tax expense........................................   --     --
                                                              ---    ---
          Net income (loss) from continuing operations......    7      1
  Loss from discontinued operations.........................   (2)    (2)
  Accretion of discount on redeemable convertible preferred
     stock..................................................   --     (1)
  Charge for conversion of redeemable convertible preferred
     stock..................................................   (2)    --
                                                              ---    ---
          Net income (loss) applicable to common stock......    3%    (2)%
                                                              ===    ===

     Total Revenue. Total revenue for the nine months ended September 30, 2000 was $92.2 million, an increase of 23% over $75.3 million for the corresponding prior period. This increase was attributable to increases in telecommunications services of $10.0 million, Internet services of $6.4 million and equipment sales and other of $2.0 million, offset in part by a decrease of $1.5 million in direct provisioning.

     The 27% increase in telecommunications services revenue to $46.7 million in the nine months ended September 30, 2001 from $36.7 million for the corresponding prior period, was primarily due to an increase in contract pricing. We increased our per call transaction fee with a major customer and changed our pricing with three other major customers whereby revenue is now calculated as a percentage of our customer's gross revenue versus a transaction fee per call. In addition we experienced an increase in revenue due to increased call volume, primarily due to the addition of new sites.

     Direct call provisioning revenue decreased 7% to $19.8 million for the nine months ended September 30, 2001 from $21.3 million in the corresponding prior period. This decrease was primarily due to the loss of sites for which we are provisioning the long distance service. The loss of sites is the result of unsuccessful competitive bidding for direct contracts with correctional institutions.

     The Internet services revenue increased by $6.4 million to $22.1 million for the nine months ended September 30, 2001, from $15.7 million in the corresponding prior period. This represented an increase of 41% and was the result of an increase in the base of Internet services subscribers. Although the Qwest agreement expired on March 31, 2001, we continued providing services under this agreement through October 2001. Effective November 2001, all operations of this segment have ceased.

     Equipment sales and other revenue increased 126% to $3.6 million for the nine months ended September 30, 2001 from $1.6 million in the corresponding prior period. This increase was largely attributable to the acquisition of Telequip Labs, Inc., a telecommunication service provider, in January 2001. Such sales of equipment and services are primarily associated with a limited number of telecommunication service providers and are dependent upon the timing of sales and installations for these customers.

     Operating costs. Total operating costs were $52.1 million in the nine months ended September 30, 2001, an increase of 9% from $47.7 million in the corresponding prior period. The increases were primarily due to an increase in telecommunication services of $1.7 million, Internet services of $2.9 million, and cost of equipment sold and other expenses of $0.9 million, partially offset by a reduction in direct call provisioning expenses of $1.1 million.

     Operating costs of telecommunications services primarily consists of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also includes costs associated with call verification procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet services operating expense consists of purchased Internet bandwidth costs. Cost of equipment sold and other primarily includes the purchase price of equipment, which is then resold. Other equipment cost components are minimal.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended September 30, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Operating costs:
  Telecommunications services...............................   36%    42%
  Direct call provisioning..................................   92     91
  Internet services.........................................   69     79
  Cost of equipment sold and other..........................   44     41

     Operating costs associated with providing telecommunications services, as a percentage of corresponding revenue was 36% for the nine months ended September 30, 2001, a decrease from 42% for the comparable prior period. Total telecommunications services operating costs were $17.0 million for the nine months ended September 30, 2001 and $15.3 million for the corresponding prior period. The increase in 2001 is due to new services being provisioned for significant customers as part of contract amendments, increases in personnel costs, communications expenses and repairs and maintenance.

     Direct call provisioning costs as a percentage of applicable revenue increased to 92% of revenue for the nine months ended September 30, 2001 from 91% for the corresponding prior period. This increase was primarily due to a higher bad debt expense as a percentage of total revenue.

     Internet Services costs increased to $15.4 million for the period ended September 30, 2001 compared to $12.5 million for the corresponding prior period, although costs as a percentage of applicable revenue decreased to 69% of revenue for the nine months ended September 30, 2001 from 79% for the corresponding prior period. The increase in costs is due to increased line costs as a result of more subscribers. The percentage decrease was primarily the result of obtaining lower pricing from transport providers.

     Cost of equipment sold and other increased to $1.6 million in the nine months ended September 30, 2001, compared to $.7 million for the corresponding prior period. As a percentage of revenue, the cost of equipment sold and other also increased to 44% of revenue from 41% for the comparable 2000 period primarily due to the change in the revenue mix for equipment and other sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.8 million for the nine months ended September 30, 2001 compared to $13.1 million for the corresponding prior period. This $5.7 million increase was primarily due to increases in personnel costs, contract labor, travel, communications and legal expenses.

     Research and Development Expenses. Research and development expenses were $4.0 million in the nine months ended September 30, 2001 compared to $3.5 million for the corresponding prior period. The increase was primarily due to the acquisition of Telequip Labs, Inc. in January 2001.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $9.2 million in the nine months ended September 30, 2001, an increase from $8.6 million for the corresponding prior period. The increase was due primarily to the depreciation associated with new site installations.

     Interest and Other Expense, Net. Interest and other expense, net was $2.0 million for the nine months ended September 30, 2001, an increase from $1.8 million for the corresponding prior period. Included in other income in the nine months ended September 30, 2000 is a gain of approximately $0.3 million on the sale of used telecommunications equipment. Interest expense was $2.0 million for the nine months ended September 30, 2001 and $2.1 million for the corresponding prior period. The decrease in 2001 was attributable to a decrease in the average amount of indebtedness outstanding offset by a slight increase in interest rates. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     We have historically relied upon operating cash flow, debt financing and the sale of equity securities to fund our operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

     Cash provided by continuing operations increased to $12.1 million for the nine months ended September 30, 2001 from $3.6 million in the corresponding prior period. This increase was primarily the result of an improvement in net income from continuing operations of $5.3 million combined with a $3.2 million increase in net working capital.

     Cash used in investing activities of continuing operations was $6.3 million for the nine months ended September 30, 2001, compared to $9.9 million in the corresponding prior period. This decrease was primarily the result of a $6.0 million reduction in capital expenditures in 2001 from the comparable 2000 period resulting from a lower number of new calling system installations, offset partially by the purchase of Telequip Labs, Inc. for $1.7 million and a $.4 million investment in patents during 2001.

     We anticipate that our capital expenditures in 2001 will remain below the levels of the prior year as a result of a lower number of installed systems at correctional facilities. We believe our cash flows from operations and our availability under our existing credit facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems and to finance our operations for at least the next six months.

     Cash used in financing activities from continuing operations consisted primarily of net payments on the Company's credit facility of $3.9 million for the nine months ended September 30, 2001, compared to net borrowings during the corresponding prior period of $3.7 million related to the subordinated debt and proceeds of $3.5 million from the issuance of redeemable convertible preferred stock.

  Capital Resources

     In September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. The maximum available amount of credit under the credit facility available to us is dependent upon our financial performance. Based on the financial covenants, our maximum borrowings at December 31, 2000 were $40.0 million. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. In addition, per terms of the extension, monthly payments of $.2 million on the term loan commenced on April 30, 2001.

     In April 2000, we raised $7.5 million of debt and equity financing. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility. The Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. In November 2000, 500 shares of preferred stock were converted to 251,630 shares of common stock at a conversion price of $2.09. In February 2001, the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The unamortized discount on the preferred stock of $1.1 million was recognized as a charge to income (loss) applicable to common stockholders.

     The Company also issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (6.5% at September 30, 2001) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002 at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years.

     Our existing Credit Facility expires at March 31, 2002, at which time we will need to either renew the current agreement or find a new financing source. In the event we are unable to obtain financing, current cash flows may not be sufficient for continued operations at present levels. There can be no assurance that such financing will be available or, if available, will be obtainable on acceptable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk as discussed below.

  Interest Rate Risk

     We have current debt outstanding under the credit facility of $23.9 million at September 30, 2001. Under the terms of the debt agreement the maximum credit available at September 30, 2001 is $29.0 million. The loan bears interest at prime rate plus 1.75% (7.75% at September 30, 2001) with a scheduled increase of an additional .25% on December 31, 2001. Interest is payable monthly. Since the interest rate on the loan outstanding is variable and is reset periodically, we are exposed to interest risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $.2 million based on the amount of borrowings outstanding under the credit facility at September 30, 2001.

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

     Gateway Technologies, Inc., a wholly owned subsidiary of the Company, has been litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. Plaintiffs, a class of relatives of prisoners incarcerated in Kentucky correctional facilities, sued the Commonwealth of Kentucky, the Kentucky Department of Corrections, the state of Missouri, several Kentucky, Missouri, Arizona and Indiana municipal entities, and various private telephone providers alleging antitrust violations and excessive rates in connection with the provision of telephone services to inmates. The plaintiffs alleged Sherman Act, Robinson-Patman Act, and Equal Protection violations. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's petition for injunctive relief, despite these findings. Recently, the appeal brought by the plaintiffs has been dismissed.

     In February 2001 a case styled Mildred Fair, et al vs. Sprint Payphone Services, et al. was filed by four relatives of inmates of an unnamed South Carolina correctional institution alleging, state antitrust and unfair trade practices violations. Defendants, in addition to T-NETIX, included AT&T, BellSouth, GTE, Sprint United, Rock Hill Telephone Company, the South Carolina Department of Corrections and the State of South Carolina. The plaintiffs from this litigation have recently voluntarily dismissed T-NETIX.

     In October 2001, relatives of prisoners incarcerated in Oklahoma Department of Correctional facilities filed a putative class action against T-NETIX, AT&T, Evercom and the Oklahoma Department of Corrections for claims in anti-trust, under due process, equal protection and the first amendment. This case is in the very early stages.

     In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the corrections industry. Defendants received an extension of time to file an answer and have not yet answered.

     We believe the ultimate disposition of the foregoing matters will not have a material affect on our financial condition, liquidity, or results of operations.

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

Date November 14, 2001

                                            By: /s/ HENRY G. SCHOPFER, III
                                              ----------------------------------
                                                    Henry G. Schopfer, III
                                                   Chief Financial Officer

Date November 14, 2001