Form 10-K
period 2001-12-31
T NETIX INC
filed 2002-04-15
CIK 929757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 0-25016

                            ------------------------

                                 T-NETIX, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           84-1037352
  (State or Other Jurisdiction of Incorporation)           (I.R.S. Employer Identification No.)
          2155 CHENAULT DRIVE, SUITE 410                                  75006
             CARROLLTON, TEXAS 75006                                    (Zip Code)
     (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 241-1535
                            ------------------------
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2002, was approximately $48,103,000.

     The number of shares outstanding of the Registrant's common stock as of March 22, 2002 was 15,032,368.

     The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed prior to April 30, 2002, pursuant to regulation 14A of the General Rules and Regulations of the Commission, is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS REFERENCE INDEX

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................   12
Item 3   Legal Proceedings...........................................   12
Item 4   Submission of Matters to a Vote of Security-Holders.........   13

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   14
Item 6   Selected Financial Data.....................................   14
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
Item 7A  Quantitative and Qualitative Disclosure About Market Risk...   28
Item 8   Financial Statements and Supplementary Data.................   28
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures...................................   28

                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   28
Item 11  Executive Compensation......................................   28
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   28
Item 13  Certain Relationships and Related Transactions..............   28

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   29

                                     PART I

     In this Annual Report on Form 10-K, "T-NETIX" refers to T-NETIX, Inc. and the "Company", "we," "our" and "us" refer to T-NETIX and its consolidated subsidiaries (unless the context otherwise requires).

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     T-NETIX, headquartered in Carrollton, Texas, provides telecommunications products and services, including security enhanced call processing, call validation and billing, for inmate calling. The Company provides its corrections-related products and services to more than 1,400 private, local, county and state correctional facilities in the United States and Canada. We deliver these products and services through contracts with some of the world's leading telecommunications service providers, including Verizon, AT&T, SBC Communications, Sprint and Qwest, and through direct contracts with correctional facilities. Revenue from contracts with the telecommunications service providers is identified in the Part IV, Item 14 Financial Statements as "Telecommunications Services", and revenue from direct contracts with the correctional facilities is identified as "Direct call provisioning." As of December 31, 2001, T-NETIX employed 413 people in 37 states.

     The Company was incorporated on August 21, 1986 under the name of Tele-Matic Corporation. In 1995, the company changed its name to T-NETIX, Inc. On June 14, 1999, T-NETIX completed a merger with Gateway Technologies, Inc. ("Gateway"), a privately held provider of inmate call processing services and the Company's primary competitor in three-way calling detection technology. Gateway became a wholly owned subsidiary of T-NETIX and its name was changed to T-NETIX Telecommunications Services, Inc. On January 24, 2001, T-NETIX acquired 100% of the outstanding stock of TELEQUIP Labs, Inc., a small provider of corrections industry telecommunications services and equipment, with principal offices in Dallas, Texas. T-NETIX had previously owned a 20% interest in the company.

     In December 1999, we entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Agreement through October 2001. Effective November 2001, substantially all services under this agreement had ceased.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Information relating to our revenue, operating profit or loss, and total assets by segment, is set forth in Note 6 of "Notes to Consolidated Financial Statements".

NARRATIVE DESCRIPTION OF BUSINESS

     During 2001, the Company had two reportable business segments: the Corrections and Internet Services divisions. Effective November 2001, substantially all services under the Qwest Agreement ceased. Substantially all revenue of the Internet Services division was derived through the Qwest Agreement. The Company currently derives substantially all of its revenues from its operation of the Corrections division, which remains and is expected to remain the core business focus.

     Formerly, the Company reported a third business segment, the SpeakEZ Speaker Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. To date, SpeakEZ revenues have been insignificant and operations have been substantially curtailed. Management of T-NETIX believes that its decision to curtail operations of this portion of the Company will enhance overall Company performance by reducing the negative impact on both the net earnings and cash flow of the Company.

     The Company has been seeking strategic alternatives for SpeakEZ, including the sale of this division. In September 2001, the Company announced that it had entered into an agreement to sell all of the assets of the SpeakEZ Division, however this transaction was not completed and the agreement was terminated. We continue to seek strategic alternatives including the sale of this division to other interested parties. Even if the SpeakEZ division is sold, the Company intends to retain a license for the use of this technology for corrections applications, which currently include its Pin Lock and CONTAIN products. Pursuant to this strategy, related operating results have been recorded as discontinued operations in the consolidated financial statements to reflect the results of operations of the speaker verification business. For purposes of balance sheet presentation, the current assets and their related liabilities have been reclassified and netted to "Net assets of discontinued operations."

CORRECTIONS DIVISION

  MARKET DESCRIPTION

     Calls from inmates in federal, state, and local correctional facilities comprise a significant segment of the public communications market. Inmates typically may only place calls for a limited duration, which generates a high volume of calls per phone, and generally may only place collect calls, which tend to generate higher revenue per call than other types of calling. Consequently, the inmate calling market is an attractive segment of the telecommunications industry.

     The U.S. has one of the highest incarceration rates of any country in the world. According to the U.S. Department of Justice Statistics and the Sourcebook of Criminal Justice Statistics 2000, as of December 2000:

     - there were 6.5 million adults under some form of correctional supervision

     - approximately 4.6 million adults were under parole or probation sanction

     - the U.S. incarcerated approximately 1.9 million inmates in its prison system

     - the incarceration rate has more than tripled since 1980

     - from 1990 to 2000 the number of inmates increased by an average annual growth rate of 6 percent

     - there are approximately 4,500 correctional facilities in the U.S.

     Primarily for security reasons, inmate calling requires advanced technological capabilities such as (i) automated voice-processing systems rather than a live operator; (ii) blocking mechanisms to prevent inmates from making unauthorized calls such as direct dialed calls, 800/900 calls, or calls to certain individuals such as judges, jurors, witnesses and victims; (iii) time and pre-approved number limitations on calls; (iv) monitoring of phones for activities such as frequent calls to the same numbers and schemes to evade calling restrictions through the attempted use of call forwarding and three-way calling; (v) periodic automated voice overlays that identify the call as originating from a correctional facility; and (vi) listening and recording capabilities for calls. In addition, inmate calling systems must employ effective and flexible billing systems.

     Correctional authorities generally select inmate calling providers on the basis of call rates, services and features provided, and the level of commissions paid to the facilities. Competition is intense among the providers and this has led to increased commission payments to correctional facilities. In addition, to win new contracts and renew existing contracts, inmate calling providers must differentiate their services from those of the competition. Correctional authorities recognize the benefits in outsourcing to providers that provide leading edge technology that can improve the effectiveness and reliability of their inmate calling operations.

  PRINCIPAL PRODUCTS AND SERVICES

     The primary focus in the design of our products and services is to provide technologically superior solutions to special issues faced in the inmate calling marketplace. We believe that this approach results in our customers finding our products and services feature rich, reliable and economically advantageous.

  T-NETIX Inmate Calling System

     The Inmate Calling System (ICS) is our primary product offering. The ICS is designed and built by us expressly for the inmate calling marketplace. We install the ICS at each correctional facility that will be utilizing our inmate calling services. It is the ICS that provides the technological capabilities for call processing -- the process through which a call is put through the security features required by the facility and then validated or authorized. With the exception of the products of TELEQUIP Labs, we typically do not charge for this equipment, as the major portion of our revenues are derived, in essence, from its usage in the processing of the calls that it handles. It is the ICS that provides the technological capabilities for security enhanced inmate calling. Over the past three years, Corrections Division revenue comprised the following percentages of our total revenue:

Year Ended December 31, 2001................................   76%
Year Ended December 31, 2000................................   77%
Year Ended December 31, 1999................................   91%

     Our primary Inmate Calling System is the Digital ComBridge Platform ("ComBridge"). ComBridge is a scalable telephony system that provides call processing which can be customized to meet varying requirements, and is supported by applications that provide recording, monitoring, and system administration functions.

     Our Inmate Calling Systems, used to manage the inmate calling process, contain many patented technologies. We believe that our intellectual property portfolio gives our customers leading edge technology that is recognized as technologically superior within the corrections industry. T-NETIX currently holds the broadest intellectual property portfolio in the industry, with over 25 patents and applications related to our principal products.

     We record all inmate calling system revenue in our financial statements under the caption of either "Telecommunications Services" or "Direct Call Provisioning" revenue, depending upon the contractual relationship at the site and the type of customer. Telecommunications services revenue is derived from our contracts with a telecommunications services provider customer such as Verizon, AT&T and SBC Communications. These customers have the contractual relationship with the facility. Direct call provisioning revenue is derived through our direct contracts with the correctional facility.

  Digital Recording and Monitoring

     The DRS-500 Digital Recording System, or the "DRS," is a digital recording system designed for sale and use in conjunction with one or more of our inmate calling systems. The DRS allows for the recording of specific dialed numbers, lines, or PINs. When the DRS detects activity based on the selected criteria, conversations are automatically recorded. As an alternative mode of operation, the system will simultaneously record all inmate conversations. In addition, telephone numbers can be defined as "Record Restricted" to prevent recording of privileged communication. Recorded conversations may be played back on demand using the integrated playback module.

     We record all DRS sales in our financial statements under the caption of "Equipment sales and other" revenue.

  Prepaid Calling

     Prepaid Calling offered through T-NETIX provides flexibility in its utilization of called party Prepaid Calling and inmate Prepaid Calling. The T-NETIX Account Manager, or TAM system, offers a paperless, card-free prepaid calling solution for both the called parties and the inmates. The prepaid account is managed by either the called party's phone number or the inmate's pin. T-NETIX' Prepaid Calling platform allows correctional facilities to offer inmate families an alternative to collect calls, and acts as a cash management tool to help those families budget more effectively for calls. Additionally, because prepayment virtually eliminates bad debt, fewer calls are blocked and correctional facilities recognize the financial benefits of higher call volumes.

     T-NETIX also continues to provide paper prepaid calling cards for facilities that desire a fast and simple calling solution for its inmates. These are sold to the inmates out of the facility's commissary service. These cards come in a variety of dollar increments. The cards may be used for both domestic and international calling.

     We record all Prepaid Calling sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

  Budget Connections

     Telecommunications fraud throughout the United States is estimated at over $4 billion. This fraud has focused telecommunication service providers on the bad debt expense associated with calls processed by their systems. The Corrections Division has developed a service that identifies and controls higher risk users of inmate telecommunications services. This service, under the name Budget Connections, combines our inmate calling system with a credit inquiry program. Budget Connections provides daily, weekly, and monthly call limit reporting. This service plays messages for the calling and called party advising them of their balances and assisting them with their calling budget.

     Our telecommunications service provider customers are increasingly affected by the problem of bad debt expense allocation and are interested in a solution that controls fraud and bad debt while encouraging the use of inmate calling services. We believe Budget Connections is such a solution. We use a trained staff of customer service representatives in our call center in Carrollton, Texas to verify payment history, determine appropriate credit levels, and monitor outstanding debt balances. The integration with our inmate calling system allows us to take corrective action, which may include blocking calls until credit has been improved. We anticipate using our nationwide frame-relay network as a part of our service delivery infrastructure to help us provide these services on a real-time basis, cost-effectively.

     We record all Budget Connection sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

  OTHER PRODUCTS AND SERVICES

  PIN-LOCK(R) Speaker Verification

     PIN-LOCK(R) is a method of biometric authentication of an inmate's identity using SpeakEZ Voice Print(R) technology. PIN-LOCK(R) makes it practical for all correctional facilities to assign PIN numbers to inmates. Currently, in high turnover institutions such as large county jails, the cost and effort required to assign numbers to all inmates is often prohibitive. With PIN-LOCK(R), an inmate being booked into a facility speaks their name into a preprogrammed phone, which enrolls them into the system. This voiceprint then becomes the basis for the inmate's personal voice verification file, replacing the traditional PINs requiring large amounts of data maintenance. When an inmate places a call he keys in his PIN and speaks his name. Once approved, which may take less than a second, the inmate can then place his call. This means of identification may also be used to allow verified access to different areas of the prison. We believe that PIN-LOCK(R) is a significant enhancement to the security features of our inmate calling system.

     We record all PIN-LOCK(R) sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

  Jail Management System

     Lock&Track(TM) is our jail and prison information management system. This system assists correctional authorities in performing major data tasks within a correctional facility. Using an applications service provider model, Lock&Track(TM) is available to numerous correctional authorities that may have common reporting requirements. T-NETIX also offers a scaled-down version under the name "Inmate Management System". Management is considering selling the Lock&Track(TM) product line while retaining the IMS system.

     We record all Lock&Track(TM) revenue in our financial statements under the caption of either "Equipment sales and other" or "Telecommunications services" revenue depending upon the terms of the contracts, and such revenue has not been significant to date.

  Contain(R)

     Contain is a service that uses the Company's SpeakEZ voice verification technology and the Internet to provide officers with a quick, accurate and easy-to-use method of verifying an offender's whereabouts. An increasing number of offenders, adult and juvenile, serve their sentences in community-based supervision programs. Contain is a cost-effective tool that may be used by correctional facilities, probation and parole agencies, to monitor and communicate with these offenders. There is no hardware or software to purchase and install, for either an agency or a participant. A web browser is all an officer needs to set up automated calling schedules, monitor an offender, or view instantaneous call results and reports. With Contain(R), all calls may be recorded and an officer can listen to the entire call over the Internet.

     We record all Contain(R) sales in our financial statements under the caption of "Telecommunications services" revenue, and such revenue has not been significant to date.

  SERVICE DELIVERY AND SUPPORT INFRASTRUCTURE

  National Service Center

     We operate a state-of-the-art national service center that is available 24 hours a day, seven days a week, to address the needs of our customers. Located in Carrollton, Texas, the National Service Center ("NSC") provides a single point of contact for all customers for remote diagnostic systems maintenance. Once a call is placed, the NSC Customer Service Analysts perform an initial problem diagnosis. In addition to remote repair capabilities, we also have a network of trained and experienced field support personnel who can perform on-site repairs and maintenance. Field personnel consist of over 200 employees covering 36 states. We deploy our service administrators depending on several criteria, including the size of the facility, the feature set the facility requires (PIN versus non-PIN), the geographic proximity of our current service administrator force, and the correctional facility contract requirements.

     Also located in Carrollton, Texas is the Network Operations Center ("NOC"). Our NOC provides remote system management and real-time system diagnostics across our wide area frame relay network. This system monitors the wide area network that connects many of our installed systems and provides for centralized collection of call and reporting data and real-time diagnostic information on the status of each major system component. We also use the network to process the on-line, real-time called number validation, process its call records and transmit administrative data between each location and headquarters. Call data are then formatted and provided to customers for their billing process. As part of the system calling process, we perform real-time billed number validation by querying an external database over the network to an on-line database. The NOC provides 24-hour a day, seven days a week system support.

  PRICING

  Transaction-Based Pricing/Telecommunications Services

     Telecommunications services revenue is generated under long-term contracts (generally, three to five years) with our telecommunications service provider customers including Verizon, AT&T, SBC Communications, Qwest and Sprint. Here, we provide the equipment, security enhanced call processing, call validation, and service and support through the provider, rather than directly to the facility. The provider does the billing. We are paid a prescribed fee by our telecommunications service providers for each call completed. We receive additional fees for validating the phone numbers dialed by inmates.

     During the second half of 2000 we entered into agreements and contract amendments with three of our service providers to be paid a percentage of gross revenue, subject to certain adjustments, rather than on a per-call basis. This new pricing was an effort by us to have our pricing remain flexible and not be affected by factors that affected call volumes. Pursuant to these amendments, we also recognized certain telecommunications expenses that were previously reimbursable charges to these customers.

  Direct Call Provisioning

     Our Corrections Division also provides our inmate calling services directly as a certified telecommunications provider to correctional facilities, or "Direct Customers". In a typical arrangement, we operate under site-specific contracts, generally for a period of two to three years. We provide the equipment, security enhanced call processing, validation, and customer service and support directly to the facility. We then use the services of third parties to bill the calls on the called party's local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because we receive the entire retail value of the collect call. Due to commissions and other operating costs, including uncollectible costs, the gross margin percentages from this pricing model are lower than our telecommunications services arrangements.

  Equipment Sales and Software Licensing

     Equipment sales and other revenue include the sales of our inmate calling system (primarily the systems of our wholly owned subsidiary, TELEQUIP Labs, Inc.), and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

     We license our Pin-Lock(R), Lock&Track(TM) and Contain(TM) products through contractual relationships that also include sales of system hardware and software, as well as transactional-based fees. The contractual arrangements often include component pricing for hardware, software, installation and design services, and post contract customer support.

  CUSTOMERS

  Telecommunications Service Providers

     Our Corrections Division provides our products and services to telecommunication service providers such as Verizon, AT&T, SBC Communications, Qwest and Sprint, among other call providers, and directly to correctional institutions. For the year ended December 31, 2001, 53% of our total revenue was generated from such contracts with correctional institutions and telecommunication service providers. Telecommunications services revenue from the following customers accounted for the noted percentages of our total Company revenue:

Verizon.....................................................   14%
AT&T........................................................   12%
SBC Communications..........................................   10%

     No other telecommunications service provider customer accounted for more than 10% of our total revenue in the same period.

  Direct Customers

     Our Corrections Division also has generated significant revenue from direct call provisioning where we receive revenue through contractual relationships directly with the correctional facility. For the year ended December 31, 2001, 23% of our total Company revenue was generated from agreements with direct customers as the exclusive provider of telecommunications services to inmates within the facility. No single customer accounted for more than 10% of our direct call provisioning revenue.

  COMPETITION

     The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We compete directly with other suppliers of inmate call processing systems and other corrections related products that market their products to the same customers as those of the Company. The Company believes that the principal competitive factors in the inmate calling industry are (i) rates of commissions paid to the correctional facilities; (ii) system features and functionality and the technology associated therewith; (iii) system reliability and service response;
(iv) relationships with correctional facilities; and (v) calling rates.

  RESEARCH AND PRODUCT DEVELOPMENT

     We believe that the timely development of new products and enhancements to existing products is essential to maintain our competitive position. We conduct ongoing research and development for the development of new products and enhancement of existing products that are complementary to the existing product line. Our research and product development expenditures for the Corrections Division were approximately as follows:

Year Ended December 31, 2001............................  $5.0 million
Year Ended December 31, 2000............................  $5.1 million
Year Ended December 31, 1999............................  $4.2 million

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTERNET SERVICES DIVISION

  PRODUCTS AND SERVICES

     In December 1999, T-NETIX entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (the "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement called for T-NETIX to buy, resell and process billing of Internet bandwidth to these customers. We originally established a separate Internet Services Division in anticipation of our offering similar services to other Internet service providers and in order to function as a Global Service Provider for our telecommunications customers. We have since determined not to enter into such businesses and have ceased substantially all operations of this division.

     The term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Agreement through October 2001. Effective November 2001, substantially all services under this agreement had ceased. The costs associated with this contract were primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services and minimal SG&A during its tenure. In addition, there were no assets that were attributable to this division and therefore a write-down of assets was not required upon the expiration of the contract.

PATENTS AND OTHER PROPRIETARY RIGHTS

     We rely on a combination of patents, copyrights, and trade secrets to establish and protect our intellectual property rights. We have been issued over 25 patents related to our inmate call processing technology and we consider any patents issued or licensed to us to be a significant factor in enabling us to more effectively compete in the inmate calling industry.

     As it relates to our SpeakEZ Voice Print(R) technology, Rutgers University had developed technology relating to speaker and speech recognition. Such technology centered on the verification of a speaker by comparison of spoken phrases to speech patterns stored on a computer. Rutgers entered into a license agreement with SpeakEZ to develop that technology, prior to our acquisition of SpeakEZ. We became a successor-in-interest to SpeakEZ's rights under the license agreement when we acquired SpeakEZ. We then negotiated with Rutgers an Assumed and Amended License Agreement in 1996. As a part of this agreement, the Company acquired exclusive worldwide rights under existing Rutgers' patents and patent applications, copyrights and software related to speaker and speech recognition developed by Rutgers. Several additional Rutgers-owned patent applications are pending. We have also filed for and received patent applications in our own name for further developments in this field.

REGULATION

     The inmate calling industry is subject to varying degrees of federal, state, and local regulation. Regulatory actions have impacted, and are likely to continue to impact our correctional facility customers, our telecommunication service provider customers, our competitors and us.

     The inmate calling market is regulated at the federal level by the Federal Communications Commission ("FCC") and at the state level by the Public Utilities Commission ("PUC") of various states. In addition, from time to time, Congress or the various state legislatures may enact legislation that affects the telecommunications industry. Court decisions interpreting applicable laws and regulations may also have a significant effect on the inmate calling industry. Changes in existing laws and regulations, as well as the adoption of new laws and regulations applicable to our activities or other telecommunications businesses, could have a material adverse effect on the Company.

  FEDERAL REGULATION

     Prior to 1996, the federal government's role in the regulation of the inmate calling industry was limited. The enactment of the Telecommunications Act of 1996 (the "Act"), however, marked a significant change in scope of federal regulation of the inmate telephone service. Section 276 of the Act directed the FCC to implement rules to overhaul the regulation of the provisioning of pay phone service, which Congress defined to include the provisioning of inmate telephone service in correctional institutions. The Act (i) opens local exchange service to competition and preempts states from imposing barriers preventing such competition, (ii) imposes new unbundling and interconnection requirements on incumbent local exchange carrier networks, (iii) removes prohibitions on inter-LATA services and manufacturing if certain competitive conditions are met,
(iv) transfers any remaining requirements of the consent decree (including its nondiscrimination provisions) to the FCC's jurisdiction, (v) imposes requirements to conduct certain competitive activities only through structurally separate affiliates, and (vi) eliminates many of the remaining cable and telephone company cross-ownership restrictions.

     Section 276 of the Act directed the FCC to require all incumbent local exchange carriers or "ILECs" to transfer their inmate telephone operations from their regulated accounts to the ILEC's unregulated accounts. This legislation, and related rulings, has significantly changed the competitive landscape of the telecommunications industry as a whole. For example, permitting the ILECs to provide long-distance service causes ILEC customers to become direct competitors of AT&T, which in turn could adversely affect our relationships with all such customers. For example, our current relationship with AT&T may foreclose opportunities to provide long distance services to its current ILEC customers, if and when they enter the long-distance market. As a result, a loss of long-distance market share by AT&T could result in a corresponding loss of market share by us.

     On January 29, 1998 the FCC issued Order 98-7. This Order required that all called parties have the opportunity to receive a maximum rate quote before accepting a collect call. These rate quotes are necessary for all public payphones and all inmates collect calling. Currently, our inmate calling systems provide such a feature. On December 12, 2001 the FCC modified these rules to require exact, rather than maximum, rate quotes on a per-minute basis. Not all T-NETIX equipment is currently able to provide exact quotes. T-NETIX is continuing a 4-year project to upgrade this equipment throughout its network in order to comply with this requirement. In the meantime, T-NETIX has filed a petition with the FCC with a request to extend the time for compliance to June 2003.

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

EMPLOYEES

     As of December 31, 2001, we employed 413 full-time equivalent employees. None of our employees are represented by a labor union and we have experienced no work stoppages to date.

                  FORWARD LOOKING STATEMENTS AND RISK FACTORS

     We have included in this Annual Report on Form 10-K forward-looking statements that state our management's intentions, beliefs, expectations, or predictions for the future. Forward-looking statements are subject to a number of risks, assumptions and uncertainties which could cause our actual results to differ materially from those projected in forward looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements.

     A Small Number of Customers Accounted For a High Percentage of Our Revenue, Therefore the Loss of a Major Customer Could Harm Our Business. In the Corrections Division, a small number of our telecommunication service provider customers account for a significant portion of our revenue. For the year ended December 31, 2001, Verizon, AT&T and SBC accounted for approximately 14%, 12%, and 10% respectively, of our total revenue. If we lose these or other providers and do not replace them, our revenue will decrease and may not be sufficient to cover our costs.

     Changes in Government Telecommunications Regulations. In our Corrections Division, our telecommunications service provider customers and we are subject to varying degrees of federal, state, and local regulation. Regulatory actions have impacted, and are likely to continue to impact our provider customers, our competitors and us. Regulatory actions may cause changes in the manner in which our provider customers, our competitors and we conduct business. The products that we develop must comply with standards established by the FCC. Moreover, regulatory actions affecting the telecommunications industry may require significant upgrades to our current technology or may render our service offerings obsolete or commercially unattractive. A change in these standards may have a material adverse effect on our business, operating results, and financial condition.

     We Operate in Highly Competitive Markets and May Not Be Able to Compete Effectively. The telecommunications industry, particularly the inmate calling market, is and can be expected to remain highly competitive. In our Corrections Division we compete directly against other suppliers of inmate call processing systems, such as private pay phone operators and manufacturers of call processing equipment. In addition, we compete against other call providers to obtain contracts for inmate calling services. Finally, we may also compete against our telecommunications service provider customers who choose to use another call provider on a particular bid. Changes in regulations have affected the competitive dynamics within our industry. Increased competition may reduce the fees we charge, reduce margins and cause a loss of market share. As a result of these and other factors, we may not be able to compete effectively with our current or future competitors, which would have a material adverse effect on our business, operating results, and financial condition.

     Changes in Technology and Our Ability to Enhance Our Existing Products May Adversely Affect Our Financial Results. The markets for our products, especially the telecommunications industry, change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards, among other factors. To be competitive, we must develop and introduce product enhancements and new products that increase our customers' and our ability to increase market share in the corrections industry. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly, or otherwise unmarketable. As a result, our success depends on our ability to timely innovate and integrate new technologies into our current products and services and to develop new products. In addition, as the telecommunications networks are modernized and evolve from analog-based to digital-based systems, certain features offered by us may diminish in value. We cannot guarantee that we will have sufficient technical, managerial or financial resources to develop or acquire new technology or to introduce new services or products that would meet our customers' needs in a timely manner.

     Our Success Depends on Our Ability to Protect Our Proprietary Technology and Ensure That Our Systems Are Not Infringing on Other Companies. Our success depends to a significant degree on our protection of our proprietary technology, particularly in the area of three-way call prevention. The unauthorized reproduction or other misappropriation or our proprietary technology could enable third parties to benefit from our technology without paying us for it. Although we have taken steps to protect our proprietary technology, they may be inadequate. We rely on a combination of patent and copyright laws and non-disclosure agreements to establish and protect our proprietary rights in our systems. However, existing trade secret, copyright and trademark laws offer only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use trade secrets or other information we regard as proprietary. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings would be burdensome and expensive and could involve a high degree of risk.

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

     Our Business Could Be Adversely Affected If Our Products and Services Fail to Perform or Be Performed Properly. Products as complex as ours may contain undetected errors or "bugs", which result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. Any failure of our systems could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in loss of data to us or our customers which could cause a loss of revenue, failure to achieve acceptance, diversion of development resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share and, in turn, our operating results and financial condition.

     We Have Substantial Leverage, Which May Limit Our Ability to Comply With the Terms of Our Indebtedness and May Restrict Our Ability to Operate. Our significant indebtedness could adversely affect us by leaving us with insufficient cash to fund operations and impairing our ability to obtain additional financing. The amount of our debt could have important consequences for our future, including, among other things:

     - cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due;

     - payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations; and

     - restrictive debt covenants may impair our ability to obtain additional financing.

     We have incurred a high level of debt. As of December 31, 2001, we had a total of $22.4 million of total indebtedness, including approximately $18.2 million in senior indebtedness outstanding under our bank credit facility. Our ability to repay our indebtedness depends upon many factors, including future profitability and the level of capital expenditures required for new installations and to upgrade existing systems. Effective March 2002, our current bank credit facility was extended to June 30, 2002 and, effective April 2002 we obtained a commitment from the bank to extend it to January 3, 2003, at our option. The Company has retained J.P. Morgan Securities Inc. to explore and advise us on various financing opportunities and strategies.

     If we are unable to generate sufficient cash flows to meet our debt service requirements, we may have to renegotiate the terms of our long-term debt. We cannot assure you that we would be able to renegotiate successfully those terms or refinance our indebtedness when required or that satisfactory terms of any refinancing would be available. If we were not able to refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as:

     - sale of some assets;

     - sales of equity;

     - negotiations with our lenders to restructure applicable indebtedness; or

     - other options available to us under applicable laws.

ITEM 2.  PROPERTIES

     During 2001, we completed the consolidation of our headquarters and operations in the Dallas, Texas area. Our corporate headquarters is currently located in approximately 13,000 square feet of leased office space in Carrollton, Texas. This lease terminates effective May 31, 2002 and the Company plans to renew this lease. Our operations support, national call center and network support administrative functions are located in approximately 30,000 square feet of a leased suburban Carrollton office park. This lease terminates on September 30, 2005.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

     During 2000, Gateway won a dismissal of a case brought in the First Judicial District Court of the State of New Mexico, styled Valdez v. State of New Mexico, et al. An appeal of the case was certified and is still pending. The case named as defendants the State of New Mexico, several political subdivisions of the State of New Mexico, and several inmate telecommunications service providers, including Gateway. The complaint included a request for certification by the court of a plaintiffs' class action consisting of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other New Mexico correctional facility. The complaint alleged violations of New Mexico Unfair Practices Act, the New Mexico Antitrust Act and the New Mexico Constitution, and also alleged unjust enrichment, constructive trust, economic compulsion, constructive fraud and illegality of contracts, all in connection with the provision of "collect only" inmate telecommunications services. The case was never certified as a class action suit.

     T-NETIX is a defendant in a state case brought in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has crossed appealed. The T-NETIX and AT&T claims have been referred to the Washington

Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

     Gateway has been litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. Plaintiffs, a class of relatives of prisoners incarcerated in Kentucky correctional facilities, sued the Commonwealth of Kentucky, the Kentucky Department of Corrections, the state of Missouri, several Kentucky, Missouri, Arizona and Indiana municipal entities, and various private telephone providers alleging antitrust violations and excessive rates in connection with the provision of telephone services to inmates. The plaintiffs alleged Sherman Act, Robinson-Patman Act, and Equal Protection violations. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's petition for injunctive relief, despite these findings. Recently, the appeal brought by the plaintiffs has been dismissed and no further action has been taken.

     In another case styled Robert E. Lee Jones, Jr. vs. MCI Communications, et al, plaintiffs, 43 inmates of the Bland Correctional Center in Virginia, filed a pro se action alleging constitutional violations, RICO Act violations and violations of Federal wiretapping laws. This case was dismissed on all counts in November 2001 and plaintiffs have appealed.

     In October 2001, relatives of prisoners incarcerated in Oklahoma Department of Correctional facilities filed a putative class action against T-NETIX, AT&T, Evercom and the Oklahoma Department of Corrections for claims in anti-trust, under due process, equal protection and the first amendment. This case, styled Kathy Lamon, et al v. Ron Ward, et al, is in the very early stages, but T-NETIX has filed its Motion to Dismiss, which is still pending.

     In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. The case is in its very early discovery stages.

     Since September 1997, and pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company has been making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The vendor (Illuminet, Inc.) notified the Company in November 2001 that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX' breach and declaratory relief that no credits are due T-NETIX. As of December 31, 2001, the Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments are classified as a long-term prepayment included in Intangible and Other Assets at December 31, 2001 (See Note 2 of "Notes to Consolidated Financial Statements"). The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the prepaid expense of $2.1 million could be impaired.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Our Common Stock, par value $0.01, is quoted on the NASDAQ Stock Market(SM) under the symbol "TNTX". The following table sets forth the range of quarterly high and low closing sale prices of our Common Stock, all as reported on the NASDAQ Stock Market(SM) for the two most recent fiscal years.

                                                              HIGH     LOW
                                                              -----   -----
Year Ended December 31, 2001
  Fourth quarter............................................  $3.95   $2.50
  Third quarter.............................................   2.94    2.30
  Second quarter............................................   3.25    2.25
  First quarter.............................................   4.13    1.81
Year Ended December 31, 2000
  Fourth quarter............................................  $3.50   $1.81
  Third quarter.............................................   4.44    3.25
  Second quarter............................................   7.69    4.19
  First quarter.............................................   9.00    4.50

     As of March 22, 2002, we had approximately 142 record holders of our common stock, and we estimate that as of that date there were 1,970 beneficial owners of our stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain our earnings, if any, to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data under the captions "Statement of Operations Data" and "Consolidated Balance Sheet Data" has been presented for each of the years in the five-year period ended December 31, 2001. The selected financial data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are included elsewhere in this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------
                                               2001         2000         1999        1998        1997
                                            ----------   ----------   ----------   ---------   ---------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Total revenue...........................   $117,759     $103,182     $ 73,141     $67,609     $61,629
  Total costs and expenses................    111,655       99,160       78,831      60,793      54,598
                                             --------     --------     --------     -------     -------
  Operating income (loss).................      6,104        4,022       (5,690)      6,816       7,031
  Merger transaction expenses.............         --           --        1,017          --          --
  Interest and other expense, net.........      2,446        2,413        2,137       2,354       1,583
                                             --------     --------     --------     -------     -------
     Income (loss) from continuing
       operation before income taxes......      3,658        1,609       (8,844)      4,462       5,448
  Income tax benefit (expense)............       (735)          --        1,117        (196)     (1,039)
                                             --------     --------     --------     -------     -------
     Net income (loss) from continuing
       operations.........................      2,923        1,609       (7,727)      4,266       4,409
  Loss from discontinued operations.......     (2,346)      (1,977)      (2,520)     (3,996)     (2,664)
  Impairment of assets of discontinued
     operations...........................     (1,125)          --           --          --          --
                                             --------     --------     --------     -------     -------
  Net income (loss) applicable to common
     stockholders.........................   $ (1,625)    $ (1,630)    $(10,247)    $   270     $ 1,745
  Diluted income (loss) per common
     share................................   $  (0.11)    $  (0.13)    $  (0.82)    $  0.02     $  0.13
                                             ========     ========     ========     =======     =======
  Shares used in computing diluted income
     (loss) per common share..............     14,847       12,801       12,511      12,930      12,988
                                             ========     ========     ========     =======     =======
BALANCE SHEET DATA:
  Total assets............................   $ 63,197     $ 71,492     $ 70,002     $65,013     $60,542
  Working capital (deficit)...............    (17,108)         225       (8,036)    (12,822)     (8,352)
  Total debt..............................     22,404       31,661       28,921      25,510      20,606
  Total liabilities.......................     38,288       46,093       47,901      35,409      30,565
  Stockholders' equity....................     24,909       23,226       22,101      29,604      29,977

     All periods reflect the operating results of our SpeakEZ voice verification division as discontinued operations in the consolidated financial statements. For purposes of balance sheet presentation, the current assets and their related liabilities have been reclassified and netted to "Net assets of discontinued operations". See Note 5 of "Notes to Consolidated Financial Statements".

     All periods reflect our merger with Gateway Technologies, Inc., which was accounted for as a pooling of interests, and the change in our year-end to December 31. The Selected Financial Data for the year ended December 31, 1999 reflects the combined results of T-NETIX and Gateway for that year. The Statement of Operations Data for the years ended December 31, 1998 and 1997 reflects the results of operations of T-NETIX for the years ended July 31, 1998 and 1997, respectively, combined with that of Gateway for the years ended December 31, 1998 and 1997. The Balance Sheet Data as of December 31, 1998 and 1997 reflects the financial position of T-NETIX as of December 31, 1998, and July 31, 1997 combined with the financial position of Gateway as of December 31, 1998 and 1997. See Note 1 of "Notes to Consolidated Financial Statements".

     As a result of T-NETIX and Gateway having different fiscal year ends prior to 1999, the results of operations of T-NETIX for the five-month period ended December 31, 1998 have been excluded from the reported results of operations. The net loss for the period has been accounted for as an adjustment of the accumulated deficit at January 1, 1999. T-NETIX had revenue, expenses, and net loss of $15.0 million, $17.6 million, and $2.2 million, respectively, for the five-month period ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability of our existing telecommunications service provider customers such as Verizon, AT&T and SBC Communications, to win new contracts for our products and services to maintain their market share of the inmate calling market, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect our sales or pricing, the impact of competitive products and pricing in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

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

     In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for the termination of a royalty agreement with Gateway. The royalty agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the royalty owners in exchange for royalty payments. The termination of the royalty owners' interests resulted in the acquisition of an intangible asset. The asset was recorded at fair value, or $2.5 million. The fair value was based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, multiplied by the number of shares issued in exchange for termination of the royalty owners' interests. The intangible asset has an estimated useful life of 10 years, the remaining term of the underlying patent.

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

     Telecommunications services revenue is generated under long-term contracts (generally, three to five years) with our telecommunications service provider customers including Verizon, AT&T, SBC Communications, Qwest and Sprint. Here, we provide the equipment, security enhanced call processing, call validation, and service and support through the provider, rather than directly to the facility. The provider does the billing. We are paid a prescribed fee by our telecommunications services providers for each call completed. We receive additional fees for validating the phone numbers dialed by inmates.

     Our Corrections Division also provides our inmate calling services directly as a certified telecommunications provider to correctional facilities, or "Direct Customers". In a typical arrangement, we operate under site-specific contracts, generally for a period of two to three years. We provide the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. We then use the services of third parties to bill the calls on the called party's local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because we receive the entire retail value of the collect call. Due to commissions and other operating costs, including uncollectible costs, the gross margin percentage from this model are lower than our telecommunication service arrangements.

     Equipment sales and other revenue include the sales of our inmate calling system (primarily the systems of our wholly owned subsidiary, TELEQUIP Labs, Inc.), and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

     We experienced an increase in total revenue in 2001 from 2000 of approximately $14.6 million or an increase of 14%. This increase was primarily due to new pricing agreements with four of our telecommunications services provider customers during the second half of 2000. We will continue to market our products and services to other telecommunication service providers; however, we expect growth in call processing volumes and corresponding telecommunications services revenue will come predominately from adding new systems for existing customers and from the sale of other corrections related products and services.

  INTERNET SERVICES DIVISION

     In December 1999, we entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Agreement through October 2001. Effective November 2001, substantially all services under this agreement had ceased.

     Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

  SPEAKER VERIFICATION DIVISION

     All periods reflect the operating results of our SpeakEZ voice verification division as discontinued operations in the consolidated financial statements. For purposes of balance sheet presentation, the current assets and their related liabilities have been reclassified and netted to "Net assets of discontinued operations". See Note 5 of "Notes to Consolidated Financial Statements".

RESULTS OF OPERATIONS

  CURRENT OPERATIONS

     During 2001, we experienced a net loss of $1.6 million, which was equal to our operating results in 2000. While we achieved a $2.0 million improvement in the operating results of continuing operations during 2001, this improvement was offset by a $1.5 million increased loss in discontinued operations and a $0.7 million increase in income tax expense. In August 2001, the Company formalized the decision to offer for sale it's voice verification business unit, which includes the SpeakEZ speaker verification products. Accordingly, related operating results have been reported as discontinued operations. The increased loss in discontinued operations during 2001 resulted primarily from a one-time charge of $1.1 million, net of taxes, in 2001 related to the write off of the voice print patent and license assets related to the SpeakEZ product line. This write-off was based on an analysis which concluded that the carrying value of our voice print assets exceeded the present value of estimated future cash flows given current operating results and the absence of a definitive agreement to sell these assets.

     We continue to aggressively pursue new contracts in our corrections division through our sales and marketing efforts. Any new agreement will require investments in new installations that, due to the long-term nature of our contracts, do not produce immediate profitability but will contribute to future profitability. Additionally, we have implemented a business plan that we believe will improve operational efficiencies and will help improve overall margins.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000:

     The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended December 31, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Revenue:
  Telecommunications services...............................   53%    50%
  Direct call provisioning..................................   23     27
  Internet services.........................................   20     21
  Equipment sales and other.................................    4      2
                                                              ---    ---
     Total revenue..........................................  100    100
Expenses:
  Operating costs...........................................   55     61
  Selling, general and administrative.......................   22     19
  Research and development..................................    4      5
  Impairment of telecommunication assets....................    2     --
  Depreciation and amortization.............................   11     11
                                                              ---    ---
     Operating income.......................................    6      4
  Interest and other expense................................   (2)    (2)
                                                              ---    ---
     Income (loss) from continuing operations before income
      taxes.................................................    4      2
  Income tax expense........................................   (1)    --
                                                              ---    ---
     Net income (loss) from continuing operations...........    3      2
  Loss from discontinued operations.........................   (2)    (2)
  Impairment of assets of discontinued operations...........   (1)    --
  Accretion of discount on redeemable convertible preferred
     stock..................................................   (1)    (1)
                                                              ---    ---
     Net income (loss) applicable to common stock...........   (1)%   (1)%
                                                              ===    ===

     Total Revenue. Total revenue for 2001 was $117.8 million, an increase of 14% over $103.2 million for the corresponding 2000 period. This increase was attributable to increases in telecommunications services of $11.0 million, internet services of $2.5 million and equipment sales and other of $2.3 million, offset in part by decreases in direct provisioning of $1.2 million.

     Telecommunications services revenue increased 21% to $62.4 million for the twelve months ended December 31, 2001, from $51.4 million for the corresponding prior period, due primarily to an increase in contract prices. We increased our per call transaction fee with a major customer and we changed our pricing with three other major customers whereby revenue is calculated as a percentage of our customer's gross revenue versus a transaction fee per call. In addition, we experienced an increase in revenue due to a full year of price increases in 2001 combined with an increase in call volume, primarily due to the addition of new sites.

     Direct call provisioning revenue decreased 4% to $26.9 million for the twelve months ended December 31, 2001, from $28.1 million in the corresponding prior period. This decrease was primarily due to the loss of sites for which we are provisioning the long distance service. The loss of sites is a result of our being unsuccessful in providing competitive bidding arrangements for contracts directly with correctional institutions.

     Internet services revenue increased 12% to $23.9 million for the twelve month period ending December 31, 2001, from the $21.4 million in the corresponding prior period. The increase was a result of an increase in the base of Internet Services subscribers. Although the Qwest Agreement expired on March 31, 2001, we continued providing services under this agreement through October 2001. Effective November 2001, operations of this segment have substantially ceased including those under the Qwest Agreement.

     Equipment sales and other revenue increased 100% to $4.6 million for the twelve month period ending December 31, 2001 from $2.3 million in the corresponding prior period. This increase was largely attributable to the acquisition of TELEQUIP Labs, Inc., an inmate equipment provider, in January 2001. The TELEQUIP sales of equipment are primarily associated with a limited number of telecommunication service providers and revenue associated with such sales are dependent upon the timing of sales and installations for these customers.

     Operating costs. Total operating costs increased 3% to $65.0 million for the twelve months ended December 31, 2001 from $63.3 million in the corresponding prior period. The increase was primarily due to increases in telecommunication services of $2.7 million and cost of equipment sold of $1.2 million, offset partially by a reduction in internet services of $1.6 million and the direct call provisioning expenses of $.5 million, respectively.

     Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expenses. Operating costs of telecommunications services also includes costs associated with call validation procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services operating costs consist of purchased internet bandwidth costs.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the twelve months ended December 31, 2001 and 2000.

                                                              2001   2000
                                                              ----   ----
Operating costs and expenses:
  Telecommunications services...............................   38%    41%
  Direct call provisioning..................................   89     87
  Internet services.........................................   63     78
  Cost of equipment sold and other..........................   46     40

     Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 38% for the twelve months ended December 31, 2001, a decrease from 41% for the comparable 2000 period. Total telecommunications services operating costs were $24.0 million for the twelve months ended December 31, 2001 and $21.3 million for the corresponding prior period. The increase in 2001 is due to new services being provisioned for significant customers as part of contract amendments, increases in personnel costs, communications expenses and repairs and maintenance.

     Direct call provisioning costs as a percentage of applicable revenue increased to 89% of revenue for the twelve months ended December 31, 2001 from 87% in for the corresponding prior period. This increase was primarily due to a higher level of uncollectibles as a percentage of total revenue.

     Internet services costs as a percentage of applicable revenue decreased to 63% of revenue for the twelve months ended December 31, 2001 from 78% for the corresponding prior period. The decrease in costs is due to the termination of the Qwest Agreement in October 2001, offset partially by an increased line costs as a result of more subscribers.

     Cost of equipment sold and other as a percentage of applicable revenue increased to 46% of revenue for the twelve months ended December 31, 2001 from 40% for the corresponding prior period. This increase was primarily due to the change in the revenue mix for equipment and other sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.9 million for the twelve months ended December 31, 2001 compared to $19.2 million for the corresponding prior period. The increase in the twelve months ended December 31, 2001 was primarily due to increases in personnel costs, severance benefits, contract labor, travel, communications and legal fees.

     Research and Development Expenses. Research and development expenses were $5.0 million in the twelve months ended December 31, 2001 compared to $5.1 million for the corresponding prior period.

     Impairment of Telecommunications Assets. During 2001, we recorded an impairment of telecommunications assets charge of $2.7 million. This impairment charge consisted of a reduction in the carrying value of software development costs and the write-off of goodwill associated with our Contain(R) and Lock&Track(TM) jail management system products. While these products have been offered for several years, we have experienced limited commercial success with these products and revenues to date have not been significant. Management has been seeking strategic alternatives for these product lines, including the possible sale, investing significantly to upgrade and enhance the current product offering, or increase sales and marketing support to enhance sales. While we will still offer these products as part of our Corrections Division product line, management has determined that it is not cost justified to invest additional capital or operating funds in these products. This impairment charge was based upon an analysis which concluded that the carrying value of software development costs and other intangible assets associated with these product lines exceeded the present value of estimated future cash flows given current sales levels.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $13.0 million for the twelve months ended December 31, 2001, an increase from $11.6 million for the comparable 2000 period. The increase was due primarily to the depreciation associated with new site installations.

     Interest and Other Expenses. Interest and other expense was $2.4 million for the twelve months ended December 31, 2001 and 2000. Included in interest and other expense is other income in the twelve months ended December 31, 2000 is a gain of approximately $0.4 million on the sale of used telecommunications equipment. Interest expense was $2.5 million for the twelve months ended December 31, 2001 and $2.8 million for the corresponding prior period. The decrease in 2001 was attributable to a decrease in the average amount of indebtedness outstanding. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating income.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999:

     The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended December 31, 2000 and 1999.

                                                              2000   1999
                                                              ----   ----
Revenue:
  Telecommunications services...............................   50%    53%
  Direct call provisioning..................................   27     38
  Internet services.........................................   21      2
  Equipment sales and other.................................    2      7
                                                              ---    ---
     Total revenue..........................................  100    100
Expenses:
  Operating costs...........................................   61     63
  Selling, general and administrative.......................   19     18
  Research and development..................................    5      6
  Impairment of telecommunications assets...................   --      6
  Depreciation and amortization.............................   11     15
                                                              ---    ---
     Operating income (loss)................................    4     (8)
  Merger transaction expenses...............................   --     (1)
  Interest and other expense................................   (2)    (3)
                                                              ---    ---
     Income (loss) from continuing operations before income
      taxes.................................................    2    (12)
  Income tax (expense) benefit..............................   --      1
                                                              ---    ---
     Net income (loss) from continuing operations...........    2    (11)
  Loss from discontinued operations.........................   (2)    (3)
  Accretion of discount on redeemable convertible preferred
     stock..................................................   (1)    --
                                                              ---    ---
     Net income (loss) applicable to common stockholders....   (1)%  (14)%
                                                              ===    ===

     Total Revenue. Total revenue in 2000 was $103.2 million, an increase of 41% over $73.1 million in 1999. This revenue increase was attributable to increases in Internet services of $19.9 million due to the Qwest Agreement being in effect for the entire year of 2000, increases in telecommunications services revenue of $12.1 million and direct call provisioning revenue of $0.6 million, partially offset by decreases in equipment sales and other of $2.5 million.

     Telecommunications services revenue increased 31% to $51.4 million in 2000 from $39.3 million in 1999 due primarily to an increase in contract pricing. In addition, we experienced an increase in revenue due to higher call volumes from the addition of new sites.

     Direct call provisioning revenue increased 2% to $28.1 million in 2000 from $27.5 million in 1999. This 2% increase was due to the addition of sites for which we are provisioning the long distance service. The addition of sites is primarily the result of our being successful in competitive bidding arrangements for contracts directly with correctional institutions.

     Internet services revenue increased 1,284% to $21.4 million in 2000 from $1.5 million in 1999. This increase was largely attributable to a full year of operating results for this segment in 2000. The primary contract for Internet services, the Qwest Agreement, commenced in December 1999.

     Equipment sales and other revenue decreased 52% to $2.3 million for 2000 from $4.8 million in 1999. This reduction was primarily due to lower equipment sales in 2000 to a telecommunications service provider customer.

     Operating costs and expenses. Total operating costs and expenses were $63.3 million in 2000, an increase of 37% from $46.3 million in 1999. The increase in 2000 was primarily due to the commencement of the Internet services segment combined with increases in telecommunication services and direct call provisioning costs, offset partially by a reduction in the cost of equipment sold and other expenses.

     Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expense. Operating costs of telecommunications services also includes costs associated with call validation procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet services operating costs consist of purchased Internet bandwidth expenses.

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended December 31, 2000 and 1999.

                                                              2000   1999
                                                              ----   ----
Operating costs and expenses:
  Telecommunications services...............................   41%    45%
  Direct call provisioning..................................   87     91
  Internet services.........................................   78     93
  Cost of equipment sold and other..........................   40     45

     Operating costs and expenses associated with providing telecommunications services, as a percentage of corresponding revenue was 41% in 2000, a decrease from 45% in 1999. The decrease in 2000 was primarily due to revenue increases from renegotiated pricing agreements with our telecommunication partners.

     Telecommunications services operating costs for 2000 and 1999 were $21.3 million, and $17.7 million, respectively. The increase from 1999 to 2000 was due primarily to new services being provisioned for a significant customer as part of a contract amendment and to an increase in personnel costs. The increase included bonus costs associated with our line installation bonus program. The bonus program ended June 30, 2000. Also, the addition of new personnel in the National Service Center and other operational support functions contributed to cost increases. To a lesser extent, increases in travel, consulting services, repairs and maintenance contributed to the overall cost increase.

     Operating costs and expenses associated with providing direct call provisioning as a percentage of corresponding revenue was 87% in 2000 and 91% in 2001. The decrease in 2000 was primarily due to a lower level of uncollectible expense resulting from improved collection efforts.

     Operating costs and expenses associated with providing Internet services as a percentage of corresponding revenue was 93% in 1999 and 78% in 2000. The decrease is largely due to a full year operating results for this segment in 2000. The contract for Internet services, the Qwest Agreement, commenced in December 1999.

     Cost of equipment sold and other decreased to $0.9 million in 2000 from $2.2 million in 1999. This decrease was largely attributable to the reduction in equipment sales in 2000 to one telecommunication service provider customer compared to 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.2 million in 2000, compared to $13.0 million in 1999. The increase in 2000 was primarily due to increases in salary and benefits for additional personnel and the implementation of a performance bonus program. Other expenses increased due to travel, communications, and professional fees due to the integration of Gateway operations.

     Research and Development Expenses. Research and development expenses were $5.1 million in 2000 versus $4.2 million in 1999. The increase was primarily due to an increase in personnel expenses and higher travel and consulting costs.

     Impairment of Telecommunications Assets. During 1999, we recorded an impairment of telecommunications assets of $4.6 million. Impaired telecommunications assets consisted of software development costs, construction in progress, and inmate calling platform assets. Two events indicated that the carrying value of certain equipment and intangible assets might not be recoverable. In September 1999, we completed an evaluation of the future viability of our new inmate-calling platform ("DL Platform"), which we had been developing over the past two years. The merger with Gateway allowed us to consider an alternative to the DL Platform. We determined that the Gateway ComBridge Platform ("ComBridge") would be the preferred platform to install for both new customers and upgrades of existing customers. However, during 1999, we had been awarded certain contracts where the DL Platform was to be deployed. Since we believe that it would not be cost effective to maintain and support two separate systems, we proceeded to renegotiate all existing contracts to install ComBridge instead of the DL Platform. During the quarter ended September 30, 1999, we successfully completed these negotiations. Due to the abandonment of the DL Platform, we no longer anticipated any cash flow to support the carrying value of assets related to the DL Platform. Capitalized costs relating to the DL Platform included the software development costs, components (consisting primarily of telephony cards) and other supporting computer peripheral equipment. As a result, software development costs at December 31, 1999 were impaired by $2.0 million and certain components of construction in progress relating to these products were impaired by $1.6 million. This charge was applicable to the Corrections Division.

     In addition, we had deployed a version of our old inmate-calling platform that resides in our customers' network locations. During 1999, we experienced a reduction in call volumes and revenues for this platform. Additionally, since the platform was based on the predecessor to the DL Platform, it was determined that no upgrade path would be available for the platform. Any new feature or service offering would be evaluated based on the new ComBridge Platform. The reduction in call volumes caused the estimated fair value of these assets to be less than its existing book value. We estimated the fair value of these assets based on the discounted cash flows from each location. After consideration of minimal salvage value of these assets due to their specific use, we recorded an impairment charge of approximately $1.0 million. This charge was applicable to the Corrections Division.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $11.6 million in 2000, versus $10.7 million in 1999. The increase was due primarily to the depreciation of fixed assets placed in service in 2000.

     Merger Transaction Expenses. These expenses were directly related to the merger with Gateway and amounted to approximately $1.0 million in 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

     Interest and Other Expenses. Interest and other expense was $2.4 million in 2000, versus $2.1 million in 1999. Included in interest and other expense is other income in 2000 and 1999 were gains of approximately $0.4 million and $0.2 million, respectively, on the sale of used telecommunications equipment. Interest expense was $2.8 million and $2.3 million in 2000 and 1999, respectively. The increase in 2000 was attributable to an increase in the average amount of indebtedness outstanding and an increase in interest rates. The average debt balance increased in 2000 primarily due to the increase in capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

     We have historically relied upon operating cash flow, debt financing and the sale of equity securities to fund our operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

     Cash provided by continuing operations increased by 262% to $19.9 million for 2001 from $5.5 million in 2000, primarily due to a $1.3 million improvement in net income from continuing operations combined with a $8.6 million increase in net working capital and the $2.7 million impairment charge in 2001. Cash provided by continuing operations declined 60% to $5.5 million for 2000 from $13.8 million in 1999 primarily due to a

$15.0 million decrease in net working capital and the $4.6 million impairment charge in 1999, offset partially by a $9.3 million improvement in net income from continuing operations.

     Net cash used in investing activity of continuing operations was $7.9 million, $10.7 million and $16.5 million in 2001, 2000 and 1999, respectively. Cash used in investing activities consisted primarily of purchases of property and equipment of $5.7 million in 2001 compared to $11.0 million in 2000 and $14.6 million in 1999. The decrease in 2001 and 2000 spending was the result of a lower level of new calling system installations and upgrades to existing systems, as compared to 1999 levels. Cash used for acquisitions totaled $1.6 million in 2001 and $1.4 million in 1999. Cash used in investing activities was partially offset by the sale of surplus equipment of $0.4 million in both 2000 and 1999.

     We anticipate that our capital expenditures in 2002 will increase over 2001 levels based on our anticipated growth in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our credit facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems, and to finance our operations for at least the next 12 months.

     Due primarily to repayments on our credit facility, cash used in financing activities of continuing operations was $9.3 million during 2001. This repayment was largely the result of improved operating performance and lower spending on property and equipment in 2001 than in prior years. Cash provided by financing activities of continuing operations of $6.3 million in 2000 consisted primarily of net proceeds from the issuance of redeemable convertible preferred stock of $3.5 million and subordinated debt of $3.8 million, less net payments on the credit facility and other debt of $1.0 million. Cash provided by financing activities of continuing operations of $3.7 million in 1999 reflects the net proceeds from debt, including the line of credit of $3.4 million.

  CAPITAL RESOURCES

     In September 1999, we entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank for working capital and general corporate purposes. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. The maximum available amount of credit under the credit facility available was dependent upon our financial performance. Based on these financial covenants, our maximum borrowings at December 31, 2000 were $40.0 million. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001, increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001 (7.50% as of December 31, 2001). In addition, monthly payments of $0.2 million on the term loan commenced on April 30, 2001. In March 2002 the maturity date of our Credit Facility was extended to June 30, 2002. Maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Interest was set at prime plus 2.25%, effective March 31, 2002. In addition, monthly payments of $0.2 million on the term loan will continue through the maturity date. Further, the Company, in April 2002, obtained a commitment from the bank to extend, at the option of T-NETIX, this facility beyond June 30, 2002 to January 2003. The Credit Facility under this commitment requires interest payments, principal and borrowing base reductions and banking fees. The Company has retained J.P. Morgan Securities Inc. to explore and advise us on various financing opportunities and strategies.

     In April 2000, we raised $7.5 million of debt and equity financing. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility. The Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. In November 2000, 500 shares of the preferred stock were converted into 250,630 shares of common stock at a conversion price of $2.09 per share. In February of 2001 the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The unamortized discount on the preferred stock of $1.1 million was recognized as a charge to income (loss) applicable to common stockholders.

     The Company also issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (6.50% at December 31, 2001) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002, at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 30, 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure. Warrants to purchase 25,000 shares of common stock at market price, on the previous terms, have been issued to Mr. Carney but shares will vest proportionately over the term of the note.

  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Set forth below is a summary of the Company's material contractual obligations and commitments as of December 31, 2001:

                                             DUE IN ONE     DUE IN      DUE IN     DUE AFTER
                                            YEAR OR LESS   2-3 YEARS   4-5 YEARS    5 YEARS     TOTAL
                                            ------------   ---------   ---------   ---------   -------
                                                                 ($ IN THOUSANDS)
Bank credit facility......................    $18,247       $   --       $ --         $--      $18,247
Subordinated note payable.................      3,750           --         --          --        3,750
Operating leases..........................        922        1,006        303          --        2,231
Capital lease and other...................        189          218         --          --          407
                                              -------       ------       ----         ---      -------
Total contractual obligations and
  commitments.............................    $23,108       $1,224       $303         $--      $24,635
                                              =======       ======       ====         ===      =======

     Under the Company's existing Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in this Credit Facility. Subject to certain subordination terms, the subordinated note payable is subject to the same conditions of the Company's Credit Facility through cross default provisions. At December 31, 2001, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing arrangements that would trigger acceleration of future lease payments. (See Notes 4 and 10 to the consolidated financial statements for additional information regarding the obligations and commitments listed above.)

     The Company does not use securitization of trade receivables, affiliation with special purpose entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring the Company to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method, for which the date of acquisition is on or near July 1, 2001. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations, or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. For the years ended December 30, 2001 and 2000, amortization expense for goodwill and other intangible assets totaled $2.2 million and $1.7 million, respectively. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of SFAS 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adoption of SFAS 144.

CRITICAL ACCOUNTING POLICIES

     The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. The significant accounting policies of the Company are discussed in detail in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.

     Revenue from telecommunications services and direct call provisioning is recognized at the time the telephone call is completed. Revenue from equipment sales is recognized when the equipment is shipped to customers, while revenue from Internet services is recognized when the services are provided. The Company records deferred revenue for advance billings to customers, or prepayments by customers prior to the completion of installation or prior to the provision of contractual bandwidth usage.

     In evaluating the collectibility of its trade receivables from telecommunications services and direct call provisioning customers, the Company assesses a number of factors including a specific customer's ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records both specific and general reserves for uncollectibles to reduce the related receivables to the amount the Company ultimately expects to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

     The calculation of amortization expense is based on the cost and estimated economic useful lives of the underlying intangible assets, including goodwill, intellectual property assets, capitalized computer software, and patent defense and applications costs. The Company reviews its unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has been reduced. The Company estimates the future cash flows expected to result from operations and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the intangible asset, the Company recognizes an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value. Although the Company believes it is unlikely that any significant changes in the carrying value or the estimated useful lives of its intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions that could materially affect the carrying value of these assets and the Company's future consolidated operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk as discussed below.

INTEREST RATE RISK

     We have current debt outstanding under the credit facility of $18.2 million at December 31, 2001. Under the terms of the debt agreement the maximum credit available at December 31, 2001 is $28.2 million. The loan bears interest at prime rate plus 2.0% (6.75% at December 31, 2001) with interest payable monthly. Since the interest rate on the loan outstanding is variable and is reset periodically, we are exposed to interest risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $0.2 million based on the amount of borrowings outstanding under the credit facility at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors and executive officers will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 6, 2002. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 6, 2002. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, our directors and our executive officers, will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 6, 2002. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about June 06, 2002. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS:

Independent Auditors' Report................................    32
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    33
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................    34
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............    35
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    36
Notes to Consolidated Financial Statements..................    37

2.  FINANCIAL STATEMENT SCHEDULES:

Independent Auditors' Report on Financial Statement
  Schedule..................................................    53
Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 2001, 2000 and 1999..............    54

3.  EXHIBIT INDEX:

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 (2.1)    -- Acquisition Agreement and Plan of Merger between
          Registrant and SpeakEZ, Inc. dated October 11, 1995.(4)
 (2.2)    -- Agreement and Plan of Merger of T-NETIX and Gateway dated
             February 10, 1999.(5)
 (3.1)    -- Certificate of Incorporation of Registrant(10)
 (3.2)    -- Bylaws of Registrant(10)
 (3.3)    -- Amended and Restated Bylaws of Registrant(1)
(10.1)    -- 1991 Non-Qualified Stock Option Plan(3)
(10.2)    -- Form of 1991 Non-Qualified Stock Option Agreement(3)
(10.3)    -- 1991 Incentive Stock Option Plan(3)
(10.4)    -- Form of 1991 Incentive Stock Option Agreement(3)
(10.5)    -- 2001 Incentive Stock Option Plan(9)
(10.6)    -- Form of 2001 Incentive Stock Option Agreement
(10.7)    -- Agreement between American Telephone and Telegraph
          Company and Registrant dated November 1, 1991(1)
(10.8)    -- Loan Agreement between Registrant and Bank One, Colorado
          NA, COBANK, ACB, and INTRUST BANK, N.A., dated as of
             September 9, 1999.(7)
(10.9)    -- Standard Industrial Lease between Pacifica Development
          Properties, II LLC and Registrant dated April 15, 1996 and
             Amendment Number One thereto, dated May 20, 1996.(4)
(10.10)   -- Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.(7)
(10.11)   -- Employment Agreement between T-NETIX, Inc. and Henry G.
          Schopfer dated June 27, 2001.(6)
(10.12)   -- First Amendment to the Loan Agreement $40,000,000
          Revolving Line of Credit from Bank One, Colorado, NA,
             COBANK, ACB and Intrust Bank, NA, dated July 11, 2000.(8)
(10.13)   -- Second Amendment to the Loan Agreement $40,000,000
          Revolving Line of Credit from Bank One, Colorado, NA,
             COBANK, ACB and Intrust Bank, NA, dated April   , 2001.
(10.14)   -- Third Amendment to the Loan Agreement $40,000,000
          Revolving Line of Credit from Bank One, Colorado, NA,
             COBANK, ACB and Intrust Bank, NA, dated March 26, 2002.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
(10.15)   -- Fourth Amendment to the Loan Agreement $40,000,000
          Revolving Line of Credit from Bank One, Colorado, NA,
             COBANK, ACB and Intrust Bank, NA, dated April 12, 2002
(10.16)   -- 1991 Non-Qualified Stock Option Plan Amended and Restated
   (21)   -- Subsidiaries of Registrant(1)
   (23)   -- Consent of KPMG LLP

---------------
 (1) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 8, 1994, SEC Registration No. 33-83844.

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

 (5) Previously filed with the Commission as an exhibit to the Company's Proxy Statement dated May 10, 2001.

 (6) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated June 31, 2001.

 (7) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 2000.

 (8) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated September 30, 2001.

 (9) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the Commission on August 28, 2001, SEC Registration No. 333-68482.

(10) Previously filed with the Commission as an exhibit to the Company's Current Report on Form 8-K dated October 26, 2001.

     (b) Reports on Form 8-K: Current Report on Form 8-K filed October 26, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on April xx, 2002.

                                          T-NETIX, INC.

                                          By:    /s/ THOMAS E. LARKIN
                                          --------------------------------------
                                                    Thomas E. Larkin,
                                                 Chief Executive Officer

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

               /s/ THOMAS E. LARKIN                        Chief Executive Officer         April 12, 2002
 ------------------------------------------------
                 Thomas E. Larkin


              /s/ HENRY G. SCHOPFER                        Chief Financial Officer         April 12, 2002
 ------------------------------------------------
                Henry G. Schopfer


               /s/ DANIEL M. CARNEY                    Chairman of the Board/Director      April 12, 2002
 ------------------------------------------------
                 Daniel M. Carney


               /s/ ROBERT A. GEIST                                Director                 April 12, 2002
 ------------------------------------------------
                 Robert A. Geist


                /s/ JAMES L. MANN                                 Director                 April 12, 2002
 ------------------------------------------------
                  James L. Mann


                /s/ MARTIN T. HART                                Director                 April 12, 2002
 ------------------------------------------------
                  Martin T. Hart


               /s/ DANIEL J. TAYLOR                               Director                 April 12, 2002
 ------------------------------------------------
                 Daniel J. Taylor


               /s/ B. HOLT THRASHER                               Director                 April 12, 2002
 ------------------------------------------------
                 B. Holt Thrasher


                /s/ W.P. BUCKTHAL                                 Director                 April 12, 2002
 ------------------------------------------------
                  W.P. Buckthal


               /s/ RICHARD E. CREE                                Director                 April 12, 2002
 ------------------------------------------------
                 Richard E. Cree


             /s/ JOHN H. BURBANK III                              Director                 April 12, 2002
 ------------------------------------------------
               John H. Burbank III

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
T-NETIX, Inc.:

     We have audited the accompanying consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T-NETIX, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

March 15, 2002, except for Note 4 which is as of April 12, 2002
Dallas, Texas

                         T-NETIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE AND
                                                                  SHARE AMOUNTS)
ASSETS
Cash and cash equivalents...................................   $    995     $    102
Accounts receivable, net (note 2)...........................     18,030       18,268
Prepaid expenses............................................      1,232        1,124
Inventories.................................................        705          764
                                                               --------     --------
          Total current assets..............................     20,962       20,258
Property and equipment, net (note 2)........................     30,217       34,650
Net assets of discontinued operations (note 5)..............         --        1,863
Goodwill, net...............................................      2,752        5,557
Deferred tax asset..........................................      2,297        2,297
Intangible and other assets, net (note 2)...................      6,969        6,867
                                                               --------     --------
          Total assets......................................   $ 63,197     $ 71,492
                                                               ========     ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................   $ 10,795     $  8,655
  Accrued liabilities (note 2)..............................      5,089        5,777
  Subordinated note payable (note 4)........................      3,750        3,750
  Current portion of long-term debt (note 4)................     18,436        1,848
                                                               --------     --------
          Total current liabilities.........................     38,070       20,030
  Long-term debt (note 4)...................................        218       26,063
                                                               --------     --------
          Total liabilities.................................     38,288       46,093
Series A redeemable convertible preferred stock, $1,000 per
  share, stated value, 3,750 shares authorized; 3,250 issued
  and outstanding at December 31, 2000......................         --        2,173
Stockholders' equity (note 8):
     Preferred stock, $.01 stated value, 10,000,000 shares
      authorized; no shares issued or outstanding at
      December 31, 2001 and 2000, respectively..............         --           --
     Common stock, $.01 stated value, 70,000,000 shares
      authorized; 15,032,638 and 13,228,872 shares issued
      and outstanding at December 31, 2001 and 2000,
      respectively..........................................        150          132
  Additional paid-in capital................................     41,831       38,541
  Accumulated deficit.......................................    (17,072)     (15,447)
                                                               --------     --------
          Total stockholders' equity........................     24,909       23,226
                                                               --------     --------
Commitments and contingencies (note 10)
Total liabilities redeemable convertible preferred stock and
  stockholders' equity......................................   $ 63,197     $ 71,492
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                        AND SHARE AMOUNTS)
Revenue:
  Telecommunication services................................   $ 62,378      $ 51,375      $ 39,274
  Direct call provisioning..................................     26,899        28,103        27,517
  Internet services.........................................     23,886        21,401         1,546
  Equipment sales and other.................................      4,596         2,303         4,804
                                                               --------      --------      --------
          Total revenue.....................................    117,759       103,182        73,141
Operating Costs and Expenses:
  Operating costs
     Telecommunications services............................     23,952        21,250        17,664
     Direct call provisioning...............................     24,012        24,519        25,032
     Internet services......................................     14,963        16,610         1,442
     Cost of equipment sold and other.......................      2,117           914         2,173
                                                               --------      --------      --------
          Total operating costs.............................     65,044        63,293        46,311
  Selling, general and administrative.......................     25,903        19,194        13,043
  Research and development..................................      5,026         5,094         4,194
  Impairment of telecommunications assets...................      2,678            --         4,632
  Depreciation and amortization.............................     13,004        11,579        10,651
                                                               --------      --------      --------
          Total operating costs and expenses................    111,655        99,160        78,831
                                                               --------      --------      --------
          Operating income (loss)...........................      6,104         4,022        (5,690)
Merger transaction expenses.................................         --            --         1,017
Interest and other expenses.................................      2,446         2,413         2,137
                                                               --------      --------      --------
Income (loss) from continuing operations before income
  taxes.....................................................      3,658         1,609        (8,844)
Income tax benefit (expense) (Note 7).......................       (735)           --         1,117
                                                               --------      --------      --------
  Net income (loss) from continuing operations..............      2,923         1,609        (7,727)
Loss from discontinued operations...........................     (2,346)       (1,977)       (2,520)
Impairment of assets of discontinued operations.............     (1,125)           --            --
                                                               --------      --------      --------
  Net loss from discontinued operations.....................     (3,471)       (1,977)       (2,520)
                                                               --------      --------      --------
Net loss before accretion of discount on redeemable
  convertible preferred stock...............................       (548)         (368)      (10,247)
Accretion of discount on redeemable convertible preferred
  stock.....................................................     (1,077)       (1,095)           --
Charge for conversion of redeemable convertible preferred
  stock.....................................................         --          (167)           --
                                                               --------      --------      --------
Net loss applicable to common stockholders..................   $ (1,625)     $ (1,630)     $(10,247)
                                                               ========      ========      ========
Income (loss) per common share from continuing operations
       Basic................................................   $   0.20      $   0.13      $  (0.62)
                                                               ========      ========      ========
       Diluted..............................................   $   0.20      $   0.13      $  (0.62)
                                                               ========      ========      ========
Loss per common share from discontinued operations
       Basic................................................   $  (0.23)     $  (0.15)     $  (0.20)
                                                               ========      ========      ========
       Diluted..............................................   $  (0.23)     $  (0.15)     $  (0.20)
                                                               ========      ========      ========
Income (loss) per common share applicable to common
  shareholders
       Basic................................................   $  (0.11)     $  (0.13)     $  (0.82)
                                                               ========      ========      ========
       Diluted..............................................   $  (0.11)     $  (0.13)     $  (0.82)
                                                               ========      ========      ========
Shares used in computing net income (loss) per common share
       Basic................................................     14,847        12,801        12,511
                                                               ========      ========      ========
       Diluted..............................................     14,847        12,801        12,511
                                                               ========      ========      ========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK     ADDITIONAL                     TOTAL
                                           ---------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                           SHARES   AMOUNT    CAPITAL       DEFICIT        EQUITY
                                           ------   ------   ----------   -----------   -------------
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
BALANCES AT JANUARY 1, 1999..............  12,226    $122     $33,052      $ (3,570)      $ 29,604
  Common stock issued upon exercise of
     stock options.......................      98       1         256            --            257
  Common stock issued for intangible
     asset...............................     375       4       2,483            --          2,487
  Net loss...............................      --      --          --       (10,247)       (10,247)
                                           ------    ----     -------      --------       --------
BALANCES AT DECEMBER 31, 1999............  12,699     127      35,791       (13,817)        22,101
  Common stock issued upon exercise of
     stock options.......................     279       3         122            --            125
  Warrants issued in connection with
     Series A redeemable convertible
     preferred stock.....................      --      --       1,275            --          1,275
  Value ascribed to beneficial conversion
     feature of Series A redeemable
     convertible preferred stock.........      --      --         771            --            771
  Warrants issued in connection with
     subordinated debt...................      --      --          84            --             84
  Accretion of redeemable convertible
     preferred stock.....................      --      --          --        (1,095)        (1,095)
  Conversion of redeemable convertible
     preferred stock.....................     251       2         498          (167)           333
  Net loss...............................      --      --          --          (368)          (368)
                                           ------    ----     -------      --------       --------
BALANCES AT DECEMBER 31, 2000............  13,229     132      38,541       (15,447)        23,226
  Common stock issued upon exercise of
     stock options.......................      33      --           6            --              6
  Conversion of redeemable convertible
     preferred stock.....................   1,770      18       3,232            --          3,250
  Warrants issued in connection with
     subordinated debt...................      --      --          52            --             52
  Accretion of redeemable convertible
     preferred stock.....................      --      --          --        (1,077)        (1,077)
  Net loss...............................      --      --          --          (548)          (548)
                                           ------    ----     -------      --------       --------
BALANCES AT DECEMBER 31, 2001............  15,032    $150     $41,831      $(17,072)      $ 24,909
                                           ======    ====     =======      ========       ========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                   SHARE AND SHARE AMOUNTS)
Cash flows from operating activities:
  Net income (loss) from continuing operations..............   $ 2,923     $  1,609     $ (7,727)
  Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
     Depreciation and amortization..........................    13,004       11,579       10,651
     Impairment of telecommunication assets.................     2,678           --        4,632
     Deferred income tax expense (benefit)..................        --           --           81
     Gain on sale of property and equipment.................        --         (387)        (206)
     Accretion of discount on subordinated note payable.....        39           65           --
     Changes in operating assets and liabilities:
       Accounts receivable, net.............................       772       (1,965)        (307)
       Prepaid expenses.....................................        (5)        (102)         (61)
       Inventories..........................................       453          (54)        (441)
       Intangibles and other assets.........................    (1,132)        (701)        (800)
       Accounts payable.....................................     2,024       (4,533)       6,972
       Accrued liabilities..................................      (892)         (17)       1,042
                                                               -------     --------     --------
       Cash provided by operating activities of continuing
          operations........................................    19,864        5,494       13,836
                                                               -------     --------     --------
Cash used in investing activities:
  Purchase of property and equipment........................    (5,648)     (11,007)     (14,560)
  Acquisition of business or business assets................    (1,654)          --       (1,377)
  Investment in patents.....................................      (410)          --           --
  Proceeds from disposal or property and equipment..........        --          350          430
  Other investing activities................................      (175)         (52)        (976)
                                                               -------     --------     --------
       Cash used in investing activities of continuing
          operations........................................    (7,887)     (10,709)     (16,483)
                                                               -------     --------     --------
Cash flows from financing activities:
  Net proceeds from (payments on) line of credit............    (9,167)        (647)      11,489
  Payments on other debt....................................      (129)        (363)      (8,078)
  Proceeds from subordinated debt...........................        --        3,750           --
  Proceeds from issuance of redeemable convertible preferred
     stock, net.............................................        --        3,459           --
  Common stock issued for cash under stock option plans.....         6          125          257
                                                               -------     --------     --------
       Cash provided by (used in) financing activities of
          continuing operations.............................    (9,290)       6,324        3,668
                                                               -------     --------     --------
Cash used by discontinued operations........................    (1,794)      (1,125)      (1,581)
                                                               -------     --------     --------
Net increase (decrease) in cash and cash equivalents........       893          (16)        (560)
Cash and cash equivalents at beginning of year..............       102          118          678
                                                               -------     --------     --------
Cash and cash equivalents at end of year....................   $   995     $    102     $    118
                                                               =======     ========     ========
Supplemental Disclosures:
  Cash paid during the year for:
     Interest...............................................   $ 2,555     $  2,581     $  2,568
                                                               =======     ========     ========
     Income taxes...........................................   $   707     $    104     $    217
                                                               =======     ========     ========
  Non-cash financing activities:
     Accretion on preferred stock...........................   $ 1,077     $  1,095     $     --
                                                               =======     ========     ========
     Conversion of preferred stock..........................   $    18     $    167     $     --
                                                               =======     ========     ========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  GENERAL

     T-NETIX, Inc. and subsidiaries ("T-NETIX" or the "Company") was incorporated in Colorado in 1986. The Company has two reportable segments: the Corrections Division and the Internet Services Division. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit, which includes the SpeakEZ speaker verification products. Accordingly, related operating results of this business unit have been reported as discontinued operations in the consolidated financial statements.

     The Corrections Division provides telecommunications products and services, including security enhanced call processing, call validation and call billing, for inmate calling. Products and services are provided through contracts with telecommunications service providers, who pay the Company on either a percentage share of revenue or a fee per call basis, and through contracts directly with the correctional facility, in which the Company receives the retail price of the calls. The Internet Services Division provides interLATA Internet services to Internet subscribers and buys and resells Internet bandwidth.

  BASIS OF PRESENTATION

     On June 14, 1999 the Company completed a merger with Gateway Technologies, Inc. ("Gateway"), a privately held provider of inmate calling services. As a result of the merger, Gateway became a wholly owned subsidiary of the Company. Prior to the merger, the Company changed its year-end from July 31 to December
31. Gateway's year-end was December 31.

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

  CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company's revenue is primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable from five customers that comprised 73% and 33% of total trade accounts receivable at December 31, 2001 and 2000, respectively. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses. An allowance for doubtful accounts has been established based on historical experience and management's evaluation of outstanding accounts receivable at the end of the accounting period.

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

     Construction in progress represents the cost of material purchases and construction costs, including interest capitalized during construction, for telecommunications hardware systems in various stages of completion. During the years ended December 31, 2001, 2000 and 1999, interest capitalized was insignificant.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 7 years for telecommunications equipment and 5 to 10 years for office equipment. No depreciation is recorded on construction in progress until the asset is placed in service.

  INTANGIBLE AND OTHER ASSETS

     Other assets include intellectual property assets, capitalized computer software, patent defense and costs of numerous patent applications, deposits and long-term prepayments and other intangible assets. Patents and intangible assets are stated at cost. Amortization is computed on the straight-line basis over 17 years for patent application and defense costs and periods ranging from 3 to 9 years for other intangibles. Amortization charged to expense was $1.1 million, $0.8 million, and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  GOODWILL

     Goodwill, representing the excess of the cost over the net tangible and identifiable assets of the acquired businesses, is stated at cost and is amortized, principally on a straight-line basis, over the estimated future periods to be benefited 5 to 10 years. On an annual basis, the Company reviews the recoverability of goodwill

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

based primarily on an analysis of undiscounted cash flows from the acquired business. Accumulated amortization amounted to $1.8 million and $2.0 million at December 31, 2001 and 2000, respectively.

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

     During the year ended December 31, 2001, we recorded an impairment of telecommunications assets charge of $2.7 million. This impairment charge consisted of a reduction in the carrying value of software development costs and the write-off of goodwill and purchased intangible assets associated with our Contain(R) and Lock&Track(TM) jail management system products. While these products have been offered for several years, we have experienced limited commercial success and revenues to date have not been significant. This impairment charge was based upon an analysis, which concluded that the carrying value of software development costs and other intangible assets associated with these product lines exceeded the present value of estimated future cash flows given current sales levels.

     During the year ended December 31, 1999, the Company recorded an impairment charge of telecommunications assets of $4.6 million. Impaired telecommunications assets consisted of software development costs, construction in progress, and inmate calling platform assets. Two events that occurred in 1999 indicated that the carrying value of certain equipment and intangible assets may not be recoverable. Due to the abandonment of one of the Company's operating platforms, as a result of the Gateway merger, impairments were recorded for $2.1 million of software development and $1.6 million relating to construction in progress. In addition, certain assets in customer's network locations were impaired by $1.0 million due to declining call volumes.

  REVENUE RECOGNITION

     Revenue and expenses from telecommunications services and direct call provisioning are recognized at the time the telephone call is completed. Provision is made for estimated uncollectible accounts in the period direct call-provisioning revenue is recorded. Revenue from equipment sales is recognized when the equipment is shipped to customers. Internet services are recognized as the services are provided. The Company records deferred revenue for advance billings to customers, or prepayments by customers prior to the completion of installation or prior to the provision of contractual bandwidth usage.

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

  401(k) PLAN

     The Company established a 401(k) plan for all of its full time employees effective January 1, 1994. In June 1998, the Company implemented a matching program. The program calls for the Company to match 25% of an employee's contribution up to 6% of the individual employee's total salary. Matching contributions

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

and plan expenses were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999.

  INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

  EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     There is no difference between basic and diluted net loss per common share since potentially dilutive securities from the conversion of redeemable convertible preferred stock and the exercises of options and warrants are anti-dilutive for the years ended December 31, 2001, 2000 and 1999. The calculations or diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999 do not include 232,000, 317,000 and 375,000 respectively, of potentially dilutive securities, including common stock options and warrants and redeemable convertible preferred stock.

  STOCK COMPENSATION

     The Company accounts for employee stock options under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for the Stock-Based Compensation" ("SFAS 123"), which requires pro forma disclosure of compensation expense using a fair value based method of accounting for stock-based compensation plans. Under APB 25, compensation expense is based on the difference between the exercise price and fair value of the Company's stock on the date of grant.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires the use of the purchase method and eliminates the option of using pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is on or near July 1, 2001. The Company does not believe that the adoption of this statement will have a material impact on the Company's financial position, results of operations, or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. For the years ended December 31, 2001 and 2000, amortization expense for goodwill and other intangibles totaled $2.2 million and $1.7 million, respectively. Management has not yet determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of SFAS 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adoption of SFAS 144.

  RECLASSIFICATION

     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

(2) BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Accounts receivable, net:
  Trade accounts receivable.................................  $12,540   $13,216
  Direct call provisioning receivable.......................    7,040     5,934
  Other receivables.........................................    1,030       209
                                                              -------   -------
                                                               20,610    19,359
     Less: Allowance for doubtful accounts..................   (2,580)   (1,091)
                                                              -------   -------
                                                              $18,030   $18,268
                                                              =======   =======

     Bad debt expense was $7.5 million, $3.2 million, and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

     Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Property and equipment, net:
  Telecommunications equipment..............................  $ 67,615   $ 62,813
  Construction in progress..................................     4,898      6,495
  Office equipment..........................................    13,835     10,855
                                                              --------   --------
                                                                86,348     80,163
     Less: Accumulated depreciation and amortization........   (56,131)   (45,513)
                                                              --------   --------
                                                              $ 30,217   $ 34,650
                                                              ========   ========

     Intangible and other assets consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Intangible and other assets, net:
  Purchased technology assets...............................  $ 2,487   $ 2,487
  Capitalized software development costs....................    1,690     1,690
  Acquired software technologies............................      409       408
  Patent defense and application costs......................    2,914     2,486
  Deposits and long-term prepayments........................    2,110     1,718
  Other.....................................................    1,170       358
                                                              -------   -------
                                                               10,780     9,147
     Less: Accumulated amortization.........................   (3,811)   (2,280)
                                                              -------   -------
                                                              $ 6,969   $ 6,867
                                                              =======   =======

     Accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Accrued liabilities:
  Deferred revenue and customer advances....................  $1,215   $1,905
  Compensation related......................................   3,172    1,281
  Other.....................................................     702    2,591
                                                              ------   ------
                                                              $5,089   $5,777
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

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

     In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for terminating a royalty agreement. The royalty agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the royalty owners in exchange for royalty payments. The termination of the royalty owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2.5 million. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, times the number of shares issued in exchange for termination of the royalty owners' interests. The intangible asset has been recorded in patent license rights and has an estimated useful life of 10 years, the remaining term of the underlying patent.

     In connection with the merger, the Company incurred merger transaction expenses of $1.0 million for the year ended December 31, 1999. Merger transaction expenses consisted primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

  EVANS AND RICKER ACQUISITION

     Effective October 28, 1999, the Company completed the acquisition of substantially all of the assets of Evans and Ricker ("E&R"), of Portland, Oregon. E&R specialize in software used to control and manage information for correctional facilities. E&R's product, Lock and Track Corrections Information System ("Lock&Track(TM)") is a comprehensive relational database designed to handle the operational control and reporting needs of municipal, state, federal, and/or private correctional facilities. The purchase price was approximately $1.4 million including acquisition costs. The acquisition has been accounted for using the purchase method of accounting. The results of operations associated with the assets acquired are included in the Company's financial statements beginning November 1, 1999. Assets acquired and liabilities assumed have been recorded at their fair values. The assets acquired were cash, accounts receivable and intangibles. The estimated excess of cost over the estimated fair value of the net assets acquired of approximately $1.3 million was allocated principally to goodwill, and is being amortized on a straight line basis over seven years. The remaining net assets acquired were primarily current assets (cash and accounts receivable) net of current liabilities (accounts payable and accrued liabilities). The acquisition was funded by borrowings under the Company's line of credit.

  TELEQUIP LABS, INC.

     On January 19, 2001 the Company completed the purchase of all the outstanding shares of common stock, not already owned, of TELEQUIP Labs, Inc., a provider of inmate calling systems. The purchase price was $605 per share, of which $573 per share was paid upon closing. The remaining $32 per share, payable on the first anniversary of the closing date upon determination that all representations and warranties were materially true and accurate as of the closing date and all covenants have been substantially fulfilled, has been paid. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight line basis over seven years. The total cash paid in January 2001 was $1.5 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of TELEQUIP Labs, Inc. have been included in the Company's consolidated financial statements from January 19, 2001. Disclosure of pro forma information as if the acquisition had been completed as of the earliest period presented has not been presented since the impact on revenues and net income from continuing operations is not significant.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

(4) DEBT

     Debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Debt:
  Bank lines of credit......................................  $18,247   $27,813
  Subordinated note payable.................................    3,750     3,750
  Other.....................................................      407        98
                                                              -------   -------
                                                              $22,404   $31,661
     Less current portion...................................   22,186     5,598
                                                              -------   -------
     Non current portion....................................  $   218   $26,063
                                                              =======   =======

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provides for maximum credit of $40.0 million subject to limitations based on certain financial covenants. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings on the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001 (6.75% at December 31, 2001). The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit. In March 2002, the maturity date of our Credit Facility was extended to June 30, 2002. Within the terms of the March 2002 extension, maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Interest was set at prime plus 2.25%, effective March 31, 2002. In addition, monthly payments of $0.2 million on the term loan will continue through the maturity date. Further, the Company, in April 2002, obtained a commitment from the bank to extend, at the option of the Company, this facility beyond June 30, 2002 to January 2003. The Credit Facility under this commitment requires interest payments, principal and borrowing base reductions and banking fees. The Company has retained J.P. Morgan Securities Inc. to explore and advise us on various financing opportunities and strategies.

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

     The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (6.75% at December 31, 2001) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002 at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt. In March 2002, this note was extended to July 30, 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

Warrants to purchase 25,000 shares of common stock at market price, on the previous terms, have been issued to Mr. Carney but shares will vest proportionately over the term of the note.

(5) DISCONTINUED OPERATIONS AND NET ASSETS FOR SALE

     In August 2001, the Company formalized the decision to offer for sale its voice verification business unit, which includes the SpeakEZ speaker verification products. Accordingly, related operating results have been reported as discontinued operations. For purposes of the balance sheet presentation, the current assets and liabilities of discontinued operations have been netted. The financial information for the discontinued speaker verification operations is as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              ----   ------
Net current assets..........................................   $--   $   86
Net property, plant and equipment...........................   --       171
Other assets................................................   --     1,606
                                                               --    ------
  Total assets held for sale................................   $--   $1,863

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Revenue.....................................................  $    33   $   121   $    93
Write-off of Telecommunication Assets.......................   (1,125)       --        --
Operating loss..............................................   (2,346)   (1,977)   (2,520)
Net loss....................................................   (3,471)   (1,977)   (2,520)

     In September 2001, the Company announced that it had entered into an agreement to sell all of the assets of the SpeakEZ division; however, the transaction was not completed and the agreement was terminated. We are actively seeking strategic alternatives including the sale of these assets to other interested parties. As of December 31, 2001, the Company has been unsuccessful in its attempt to sell the SpeakEZ speaker verification assets. For this reason, we recorded a one-time charge of $1.1 million, net of taxes, in 2001 related to the write off of the voice print patent and license assets related to the SpeakEZ product line. This write-off was based on an analysis which concluded that the carrying value of our voice print assets exceeded the present value of estimated future cash flows given current operating results and the absence of a definitive agreement to sell these assets.

(6) SEGMENT INFORMATION -- CONTINUING OPERATIONS

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"), establishes standards for reporting operating segments in annual financial statements. SFAS 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

     The Company has two reportable segments: the Corrections and Internet Services Divisions. Segment reporting has been conformed to correspond to the current presentation. In August 2001, the Company formalized its decision to offer for sale its voice print business unit, which includes the SpeakEZ speaker verification products. Accordingly, related operating results of this business unit have been reported as discontinued operations in the consolidated financial statements.

     The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the years ending December 31, 2001, 2000 and 1999 are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division......................................  $ 93,873   $ 81,781   $71,595
  Internet Services Division................................    23,886     21,401     1,546
                                                              --------   --------   -------
                                                              $117,759   $103,182   $73,141
                                                              ========   ========   =======
RESEARCH AND DEVELOPMENT
  Corrections Division......................................  $  5,026   $  5,094   $ 4,194
  Internet Services Division................................        --         --        --
                                                              --------   --------   -------
                                                              $  5,026   $  5,094   $ 4,194
                                                              ========   ========   =======
DEPRECIATION AND AMORTIZATION
  Corrections Division......................................  $ 13,004   $ 11,579   $10,651
  Internet Services Division................................        --         --        --
                                                              --------   --------   -------
                                                              $ 13,004   $ 11,579   $10,651
                                                              ========   ========   =======
INTEREST AND OTHER EXPENSE
  Corrections Division......................................  $  2,446   $  2,413   $ 2,137
  Internet Services Division................................        --         --        --
                                                              --------   --------   -------
                                                              $  2,446   $  2,413   $ 2,137
                                                              ========   ========   =======
OPERATING INCOME (LOSS):
  Corrections Division......................................  $ (2,819)  $   (769)  $(5,794)
  Internet Services Division................................     8,923      4,791       104
                                                              --------   --------   -------
                                                              $  6,104   $  4,022   $(5,690)
                                                              ========   ========   =======
SEGMENT EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX:
  Corrections Division......................................  $ (5,265)  $ (3,182)  $(8,948)
  Internet Services Division................................     8,923      4,791       104
                                                              --------   --------   -------
                                                              $  3,658   $  1,609   $(8,844)
                                                              ========   ========   =======
SEGMENT ASSETS:
  Corrections Division......................................  $ 63,197   $ 69,629
  Internet Services Division................................        --         --
                                                              --------   --------
                                                              $ 63,197   $ 69,629
                                                              ========   ========

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

     Substantially all of the Company's reportable segment revenue is derived from within the United States. Revenue as a percentage of total revenue attributable to significant customers for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
CORRECTIONS DIVISION:
  AT&T......................................................   12%    13%    13%
  Verizon...................................................   14     13     10
  SBC Communications........................................   10      9     10

     Substantially all revenue reported by our Internet Services Division for the years ended December 31, 2001, 2000 and 1999 was attributable to our GSP agreement with Qwest. There was no intersegment revenue for the years ended December 31, 2001, 2000 and 1999. Consolidated total assets included eliminations of approximately $0.7 million as of December 31, 2001. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the TELEQUIP Labs subsidiary related solely to intercompany borrowings.

(7) INCOME TAXES

     Income tax expense for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                              2001   2000    1999
                                                              ----   ----   -------
Current:
  Federal...................................................  $ --    $--   $(1,007)
  State.....................................................   735    --       (191)
                                                              ----    --    -------
     Total..................................................   735    --     (1,198)
Deferred:
  Federal...................................................    --    --         72
  State.....................................................    --    --          9
                                                              ----    --    -------
     Total..................................................    --    --         81
                                                              ----    --    -------
     Total income tax expense (benefit).....................  $735    $--   $(1,117)
                                                              ====    ==    =======

     Income taxes differ from the expected statutory income tax benefit, by applying the US federal income tax rate of 34% to pretax earnings for the years ended December 31, 2001, 2000 and 1999 due to the following:

                                                             2001     2000     1999
                                                            -------   -----   -------
Expected statutory income tax (benefit) expense...........  $  (302)  $(554)  $(3,864)
Amounts not deductible for income tax.....................    1,333     807       699
State taxes, net of federal benefit.......................      856      29      (377)
Change in valuation allowance.............................   (1,152)   (119)    2,263
Other.....................................................       --    (163)      162
                                                            -------   -----   -------
Total income tax expense (benefit)........................  $   735   $  --   $(1,117)
                                                            =======   =====   =======

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2001 and 2000 are presented below:

                                                               2001      2000
                                                              -------   -------
Deferred income tax assets:
Net operating loss carry forwards...........................  $ 5,468   $ 7,862
Allowance for doubtful accounts.............................      942       415
Intangible assets, due to difference in book/tax basis......      946        --
Other.......................................................      627       613
                                                              -------   -------
Total gross deferred income tax assets......................    7,983     8,890
Less valuation allowance....................................   (3,294)   (3,608)
                                                              -------   -------
                                                                4,689     5,282
Deferred income tax liabilities:
Intangible assets, due to difference in book/tax basis......       --        (2)
Property and equipment, principally due to differences in
  depreciation..............................................   (2,392)   (2,779)
Other assets, due to differences in book/tax basis..........       --      (204)
                                                              -------   -------
Total gross deferred tax liabilities........................   (2,392)   (2,985)
                                                              -------   -------
                                                              $ 2,297   $ 2,297
                                                              =======   =======

     At December 31, 2001, the Company had net operating loss carry forwards for tax purposes aggregating approximately $14.4 million which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2020. Approximately $1.3 million of the net operating loss carry forwards are subject to certain rules limiting their annual usage. The Company believes these annual limitations will not ultimately affect the Company's ability to use substantially all of its net operating loss carry forwards for income tax purposes.

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

(8) STOCKHOLDERS' EQUITY

  STOCK OPTION PLANS

     The Company has reserved 5,850,000 shares of common stock for employees and non-employee directors under various stock option plans (collectively the "Plans"): the 1991 Incentive Stock Option Plan (the "1991 ISO Plan"); the 1991 Non-Qualified Stock Option Plan ("the 1991 NSO Plan"); the 1993 Incentive Stock Option Plan (the "1993 ISO Plan") and the 2001 Stock Option Plan (the "2001 Plan"). The Plans provide for issuing both incentive and non-qualified stock options, which must be granted at not less than 100% of the fair market value of the stock on the date of grant. All options to date have been granted at the fair market value of the stock as determined by the Board of Directors. Options issued prior to 1994 had vesting terms of

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

one to three years from the date of grant. Substantially all of the Incentive Stock Options issued after 1993 vest over four years from the date of grant. The options expire ten years from the date of grant.

     A summary of the Company's stock option activity, and related information through December 31, 2001, is as follows:

                                                                           OPTIONS OUTSTANDING
                                                                           --------------------
                                                                                       WEIGHTED
                                                                SHARES                 AVERAGE
                                                              AVAILABLE    NUMBER OF   EXERCISE
                                                              FOR GRANT     SHARES      PRICE
                                                              ----------   ---------   --------
Balance at January 1, 1999..................................     380,919   2,250,524    $4.88
  Granted...................................................    (223,800)    223,800    $5.33
  Exercised.................................................          --     (98,425)   $2.61
  Canceled..................................................     458,019    (458,019)   $6.92
                                                              ----------   ---------
Balance at December 31, 1999................................     615,138   1,917,880    $4.56
  Granted...................................................  (1,063,900)  1,063,900    $5.09
  Exercised.................................................          --    (278,842)   $0.45
  Canceled..................................................     531,400    (531,400)   $5.91
                                                              ----------   ---------
Balance at December 31, 2000................................      82,638   2,171,538    $5.01
  Authorized................................................   2,000,000          --       --
  Granted...................................................    (960,000)    960,000    $2.56
  Exercised.................................................          --     (33,317)   $0.20
  Canceled..................................................      80,750     (80,750)   $3.83
                                                              ----------   ---------
Balance at December 31, 2001................................   1,203,388   3,017,471    $4.32
                                                              ==========   =========

     The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2001 is as follows:

                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
---------------------------------------------------   --------------------
                              WEIGHTED
                               AVERAGE     WEIGHTED               WEIGHTED
                              REMAINING    AVERAGE                AVERAGE
   RANGE OF      NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE    SHARES        LIFE        PRICE      SHARES      PRICE
--------------   ---------   -----------   --------   ---------   --------
$ 1.37 - $ 2.74  1,046,181    8.2 years     $ 2.15      324,681    $ 1.71
$ 2.74 - $ 4.11    690,990    7.8 years     $ 3.35      198,390    $ 3.43
$ 4.11 - $ 5.48    235,300    7.3 years     $ 5.05      155,150    $ 5.03
$ 5.48 - $ 6.86    598,250    5.4 years     $ 6.11      428,125    $ 5.64
$ 6.86 - $ 8.23    350,750    2.9 years     $ 7.25      350,750    $ 7.25
$ 8.23 - $ 9.60     47,250    5.6 years     $ 9.01       47,250    $ 9.01
$ 9.60 - $10.97      3,750    6.0 years     $ 9.96        3,750    $ 9.96
$10.98 - $13.71     45,000    3.7 years     $13.71       45,000    $13.71
                 ---------    ---------     ------    ---------    ------
                 3,017,471    6.8 years     $ 4.32    1,553,096    $ 5.18
                 =========                            =========

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

     The Company has not recorded compensation expense for stock options granted. The Company has computed the pro forma disclosures required under SFAS 123 for stock options granted using the Black-Scholes option-pricing model. The assumptions are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       2001         2000         1999
                                                    ----------   ----------   ----------
Risk free interest rate...........................        4.69%        4.98%        5.43%
Expected dividend yield...........................          --           --           --
Expected lives (in years).........................   5.5 years    6.4 years    5.2 years
Expected volatility...............................        96.0%        78.9%        70.0%
Weighted average remaining contractual life of
  options outstanding.............................   6.8 years    6.6 years    5.8 years
Weighted average fair value at grant date.........       $1.92        $3.47        $3.24

     The pro forma effects of applying SFAS 123 for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
Net loss applicable to common stockholders:
As reported:...........................................  $(1,625)  $(1,630)  $(10,247)
Pro forma:.............................................   (2,863)   (3,101)   (11,118)
Net loss per common share:
  As reported:
     Basic.............................................  $ (0.11)  $ (0.13)  $  (0.82)
     Diluted...........................................    (0.11)    (0.13)     (0.82)
  Pro forma:
     Basic.............................................  $ (0.19)  $ (0.24)  $  (0.89)
     Diluted...........................................    (0.19)    (0.24)     (0.89)

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In April 2000, the Company issued 3,750 shares of Series A Non-Voting Redeemable Convertible Preferred Stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. The Company accounted for the transaction in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF Issue No. 98-5 to Certain Convertible Securities". The Company recognized an increase in additional paid in capital in the amount of $1.1 million for the value of warrants and $0.8 million for the value of the beneficial conversion feature. The Company is accreting the resulting discount to income (loss) applicable to common stockholders over a three-year period to the mandatory redemption

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

date. The discount from the beneficial conversion feature was accreted over a six-month period to the date when the stock was first convertible into common stock. The Series A preferred stock does not bear dividends.

     In November 2000, the holders of the preferred stock converted 500 shares of the Series A Preferred Stock into 250,630 shares of common stock at a conversion price of $2.09 per share. As a result of this transaction, the Company recognized a charge of $0.2 million to income (loss) applicable to common stockholders, representing the pro-rata share of the remaining unamortized discount on the preferred stock.

     In February of 2001 the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The remaining unamortized discount on the Series A preferred stock of $1.0 million was recognized as a charge to income (loss) applicable to common stockholders.

(9) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                         DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31    TOTAL
                                         -----------   ------------   -------   --------   --------
2001:
Revenue................................    $25,516       $31,411      $31,827   $29,005    $117,759
Total expenses.........................     27,560        27,974       28,871    27,250     111,655
                                           -------       -------      -------   -------    --------
Operating income (loss)................     (2,044)        3,437        2,956     1,755       6,104
Interest and other expenses............        480           590          666       710       2,446
                                           -------       -------      -------   -------    --------
Net income (loss) from continuing
  operations before income taxes.......     (2,524)        2,847        2,290     1,045       3,658
Income tax expense.....................        402           111          222        --         735
                                           -------       -------      -------   -------    --------
Net income loss from continuing
  operations...........................     (2,926)        2,736        2,068     1,045       2,923
Loss from discontinued operations......       (397)         (580)        (692)     (677)     (2,346)
Impairment of assets of discontinued
  operations...........................     (1,125)           --           --        --      (1,125)
Accretion of discount on redeemable
  preferred stock......................         --            --           --    (1,077)     (1,077)
                                           -------       -------      -------   -------    --------
Net income (loss) applicable to common
  stockholders.........................     (4,448)        2,156        1,376      (709)     (1,625)
Basic and diluted earnings (loss) per
  share................................      (0.30)         0.14         0.09     (0.04)      (0.11)

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                         DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31    TOTAL
                                         -----------   ------------   -------   --------   --------
2000:
Revenue................................    $27,905       $27,424      $25,405   $22,448    $103,182
Total expenses.........................     26,170        24,692       25,483    22,815      99,160
                                           -------       -------      -------   -------    --------
Operating income (loss)................      1,735         2,732          (78)     (367)      4,022
Interest and other expenses............        652           734          673       354       2,413
                                           -------       -------      -------   -------    --------
Net income loss from continuing
  operations before income taxes.......      1,083         1,998         (751)     (721)      1,609
Loss from discontinued operations......       (657)         (444)        (518)     (358)     (1,977)
Accretion of discount on redeemable
  preferred stock......................       (317)         (515)        (430)       --      (1,262)
                                           -------       -------      -------   -------    --------
Net income (loss) applicable to common
  stockholders.........................        109         1,039       (1,699)   (1,079)     (1,630)
Basic and diluted earnings (loss) per
  share................................       0.01          0.08        (0.13)    (0.09)      (0.13)

     Certain amounts for the three months ended September 30, 2001, June 30, 2001 and March 31, 2001 have been reclassified to conform to the presentation for the fourth quarter of 2001.

     The Internet services contract, the "Qwest Agreement," began in December, 1999. Revenue and expenses have increased significantly as a result of entering into this contract. Effective November 2001, operations of this segment have substantially ceased, including those under the Qwest Agreement.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating lease agreements and certain computer and office equipment under capital lease agreements. Rent expense under operating lease agreements for the years ended December 31, 2001, 2000 and 1999 was approximately $1.1 million, $1.0 million, and $1.0 million, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows:

Year ending December 31:
  2002......................................................   $  922
  2003......................................................      717
  2004......................................................      289
  2005......................................................      209
  2006......................................................       94
                                                               ------
          Total minimum lease payments......................   $2,231
                                                               ======

     The Company is involved in various legal proceedings of a nature considered normal to its business. It is the Company's policy to accrue amounts related to these legal matters if it is probable that a liability has been incurred in an amount that is reasonably estimable. In the opinion of management, all matters are of such a nature as would not have a material affect on the Company's financial position, results of operations and cash flows of the Company if resolved unfavorably.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
T-NETIX, Inc.:

     Under the date of March 15, 2002 except for Note 4 which is as of April 12, 2002, we reported on the consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Dallas, Texas
March 15, 2002

                                  SCHEDULE II

                         T-NETIX, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    BALANCE AT   CHARGED TO                 BALANCE AT
                                                    BEGINNING    COSTS AND    DEDUCTIONS/     END OF
                                                    OF PERIOD     EXPENSES    WRITE-OFFS      PERIOD
                                                    ----------   ----------   -----------   ----------
                                                                  (AMOUNTS IN THOUSANDS)
Year Ended December 31, 2001:
  Allowance for doubtful accounts.................    $1,091       $7,516       $(6,027)      $2,580
                                                      ======       ======       =======       ======
Year Ended December 31, 2000:
  Allowance for doubtful accounts.................    $3,589       $3,180       $(5,678)      $1,091
                                                      ======       ======       =======       ======
Year Ended December 31, 1999:
  Allowance for doubtful accounts.................    $1,996       $4,981       $(3,388)      $3,589
                                                      ======       ======       =======       ======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 (2.1)     --  Acquisition Agreement and Plan of Merger between Registrant and SpeakEZ, Inc. dated October 11, 1995.(4)
 (2.2)     --  Agreement and Plan of Merger of T-NETIX and Gateway dated
               February 10, 1999.(5)
 (3.1)     --  Certificate of Incorporation of Registrant(10)
 (3.2)     --  Bylaws of Registrant(10)
 (3.3)     --  Amended and Restated Bylaws of Registrant(1)
(10.1)     --  1991 Non-Qualified Stock Option Plan(3)
(10.2)     --  Form of 1991 Non-Qualified Stock Option Agreement(3)
(10.3)     --  1991 Incentive Stock Option Plan(3)
(10.4)     --  Form of 1991 Incentive Stock Option Agreement(3)
(10.5)     --  2001 Incentive Stock Option Plan
(10.6)     --  Form of 2001 Incentive Stock Option Agreement
(10.7)     --  Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991(1)
(10.8)     --  Loan Agreement between Registrant and Bank One, Colorado NA,
               COBANK, ACB, and INTRUST BANK, N.A., dated as of September
               9, 1999.(7)
(10.9)     --  Standard Industrial Lease between Pacifica Development
               Properties, II LLC and Registrant dated April 15, 1996 and
               Amendment Number One thereto, dated May 20, 1996.(4)
(10.10)    --  Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.(7)
(10.11)    --  Employment Agreement between T-NETIX, Inc. and Henry G.
               Schopfer dated June 27, 2001.(6)
(10.12)    --  First Amendment to the Loan Agreement $40,000,000 Revolving
               Line of Credit from Bank One, Colorado, NA, COBANK, ACB and
               Intrust Bank, NA, dated July 11, 2000.(8)
(10.13)    --  Second Amendment to the Loan Agreement $40,000,000 Revolving
               Line of Credit from Bank One, Colorado, NA, COBANK, ACB and
               Intrust Bank, N.A., dated April   , 2001.
(10.14)    --  Third Amendment to the Loan Agreement $40,000,000 Revolving
               Line of Credit from Bank One, Colorado, NA, COBANK, ACB and
               Intrust Bank, NA, dated March 26, 2002.
(10.15)    --  Fourth Amendment to the Loan Agreement $40,000,000 Revolving
               Line of Credit from Bank One, Colorado, NA, COBANK, ACB and
               Intrust Bank, NA, dated April 12, 2002.
   (21)    --  Subsidiaries of Registrant(1)
   (23)    --  Consent of KPMG LLP

---------------
 (1) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 8, 1994, SEC Registration No. 33-83844.

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

 (5) Previously filed with the Commission as an exhibit to the Company's Proxy Statement dated May 10, 2001.

 (6) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated June 31, 2001.

 (7) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 2000.

 (8) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated September 30, 2001.

 (9) Incorporated herein by this reference from the Exhibits to the Registrant's Registration Statement on Form S-8 filed with the Commission on August 28, 2001, SEC Registration No. 333-68482.

(10) Previously filed with the Commission as an exhibit to the Company's Current Report on Form 8-K dated October 26, 2001.