Form 10-Q
period 2002-03-31
T NETIX INC
filed 2002-05-14
CIK 929757

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                         Commission file number 0-25016

                                  T-NETIX, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                               84-1037352
    (State or Other Jurisdiction of               (I.R.S. Employer
            Incorporation)                         Identification No.)


    2155 CHENAULT DRIVE, SUITE 410                       75006
        CARROLLTON, TEXAS 75006                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (972) 241-1535

                                 ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             CLASS                            OUTSTANDING AT MAY 10, 2002
             -----                            ---------------------------
Common stock, $0.01 stated value                       15,032,368


================================================================================

                         FORM 10-Q CROSS REFERENCE INDEX

                          PART I FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1  Condensed Financial Statements (Unaudited)............. ........    4
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................   12
Item 3  Quantitative and Qualitative Disclosure About Market Risk.......   17


                            PART II OTHER INFORMATION

Item 1  Legal Proceedings...............................................   18
Item 2  Changes in Securities and Use of Proceeds.......................   19
Item 3  Defaults Upon Senior Securities.................................   19
Item 4  Submission of Matters to a Vote of Security Holders.............   19
Item 5  Other Information...............................................   19
Item 6  Exhibits and Reports on Form 8-K................................   19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2002
 and December 31, 2001 (Unaudited).....................................    3
Condensed Consolidated Statements of Operations for the
 Three Months Ended March 31, 2002 and 2001 (Unaudited)................    4
Condensed Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 2002 and 2001 (Unaudited)................    5
Notes to Condensed Consolidated Financial Statements (Unaudited).......    6

                         T-NETIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)




                                                       MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                       ---------    ------------



                                 ASSETS

Cash and cash equivalents...........................    $ 1,685    $   995
Accounts receivable, net (note 2)...................     21,256     18,030
Prepaid expenses....................................      1,439      1,232
Inventories.........................................        557        705
                                                        -------    -------
       Total current assets.........................     24,937     20,962
Property and equipment, net (note 2)................     29,880     30,217
Goodwill, net.......................................      2,245      2,245
Deferred tax asset..................................      2,297      2,297
Intangible and other assets, net (note 2)...........      7,241      7,476
                                                        -------    -------
       Total assets.................................    $66,600    $63,197
                                                        =======    =======


                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable.................................    $10,795    $10,066
   Accrued liabilities (note 2).....................      8,604      5,089
   Subordinated note payable (note 3)...............      3,750      3,750
   Current portion of long-term debt (note 3).......     17,981     18,436
                                                        -------    -------
       Total current liabilities....................     40,401     38,070
   Long-term debt (note 3)..........................        161        218
                                                        -------    -------
       Total liabilities............................     40,562     38,288

Stockholders' equity:
   Preferred stock, $.01 stated value, 10,000,000
    shares authorized; no shares issued or outstanding
    at March 31, 2002 and December 31, 2001,
    respectively....................................         --         --
   Common stock, $.01 stated value, 70,000,000 shares
    authorized; 15,032,638 shares issued and outstanding
    at March 31, 2002 and December 31, 2001.........        150        150
   Additional paid-in capital.......................     41,831     41,831
   Accumulated deficit..............................    (15,943)   (17,072)
                                                        -------    -------
       Total stockholders' equity...................     26,038     24,909
                                                        -------    -------
Total liabilities and stockholders' equity..........    $66,600    $63,197
                                                        =======    =======


See accompanying notes to unaudited condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                         2002          2001
                                                         ----          ----

Revenue:
  Telecommunication services.......................    $15,264        $15,616
  Direct call provisioning.........................      8,217          6,480
  Internet services................................         --          6,851
  Equipment sales and other........................        977             58
                                                       -------        -------
      Total revenue................................     24,458         29,005
Operating Costs and Expenses:
  Operating costs
   Telecommunications services.....................      5,484          6,535
   Direct call provisioning........................      7,463          5,878
   Internet services...............................         --          4,916
   Cost of equipment sold and other................        531             41
                                                       -------        -------
      Total operating costs........................     13,478         17,370
  Selling, general and administrative..............      5,704          5,717
  Research and development.........................        700          1,215
  Depreciation and amortization....................      2,657          2,948
                                                       -------        -------
      Total operating costs and expenses...........     22,539         27,250
                                                       -------        -------
      Operating income ............................      1,919          1,755
Interest and other expenses........................        306            710
                                                       -------        -------
Income from continuing operations
  before income taxes..............................      1,613          1,045
Income tax expense.................................        135             --
                                                       -------        -------
  Net income from continuing operations............      1,478          1,045
Loss from discontinued operations..................       (349)          (678)
                                                       -------        -------
Net income before accretion of discount on
  redeemable convertible preferred stock...........      1,129            367
Accretion of discount on redeemable
  convertible preferred stock......................         --         (1,077)
                                                       -------        -------
Net income (loss) applicable to common
stockholders.......................................    $ 1,129        $  (710)
                                                       =======        =======
Income per common share from
  continuing operations
   Basic...........................................    $  0.10        $  0.07
                                                       =======        =======
   Diluted.........................................    $  0.10        $  0.07
                                                       =======        =======
Loss per common share from
  discontinued operations
   Basic...........................................    $ (0.02)       $ (0.05)
                                                       =======        =======
   Diluted.........................................    $ (0.02)       $ (0.05)
                                                       =======        =======
Income (loss) per common share applicable to
  common shareholders
   Basic...........................................    $  0.08        $ (0.05)
                                                       =======        =======
   Diluted.........................................    $  0.07        $ (0.05)
                                                       =======        =======
Shares used in computing net income
  (loss) per common share
   Basic...........................................     15,032         14,288
                                                       =======        =======
   Diluted.........................................     15,450         14,288
                                                       =======        =======


See accompanying notes to unaudited condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                       2002          2001
                                                       ----          ----

Cash flows from operating activities:
Net income from continuing operations...............  $ 1,478      $ 1,045
Adjustments to reconcile net income to
net cash provided by operating activities from
 continuing operations:
Depreciation and amortization.......................    2,657        2,948
Changes in operating assets and
liabilities:
      Accounts receivable, net......................   (3,226)       4,222
      Prepaid expenses..............................     (207)        (334)
      Inventories...................................      148          713
      Intangibles and other assets..................      121           72
      Accounts payable..............................     (730)      (1,292)
      Accrued liabilities...........................    3,515          178
                                                      -------      -------
       Cash provided by operating activities of
            continuing operations...................    3,756        7,552
                                                      -------      -------
Cash used in investing activities:
  Purchase of property and equipment................   (2,112)      (2,541)
  Acquisition of business or business assets........       --       (1,477)
  Other investing activities........................      (93)          --
                                                      -------      -------
       Cash used in investing activities............   (2,205)      (4,018)
                                                      -------      -------
Cash flows from financing activities:
  Net proceeds from (payments on) line of credit....      145       (2,022)
  Payments on other debt............................     (657)         (13)
                                                      -------      -------
       Cash used in financing activities............     (512)      (2,035)
Cash used by discontinued operations................     (349)        (502)
                                                      -------      -------
Net increase in cash and cash equivalents...........      690          997
Cash and cash equivalents at beginning of period....      995          102
                                                      -------      -------
Cash and cash equivalents at end of period..........  $ 1,685      $ 1,099
                                                      =======      =======
Supplemental Disclosures:
  Cash paid during the period for:
      Interest......................................  $   306      $   615
                                                      =======      =======
      Income taxes..................................  $    42      $    --
                                                      =======      =======


See accompanying notes to unaudited condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

      The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. and subsidiaries (the Company) for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. The financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to consolidated financial statements, which appear in the 2001 Annual Report on Form 10-K for the Company's accounting polices, which are pertinent to these statements.

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

Earnings (Loss) Per Common Share

      Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                      2002          2001
                                                      ----          ----

Numerator:
   Net income (loss) applicable to common
     shareholders................................    $1,129       $ (710)
                                                     ======       ======
Denominator:
   Denominator for basic earnings per share......    15,032       14,288
   Effect of dilutive securities:
     Stock options...............................       393           --
     Warrants....................................        25           --
                                                     ------       ------
   Denominator for diluted earnings per share....    15,450       14,288
                                                     ======       ======

      For the three months ended March 31, 2002 and 2001, common stock equivalents of 1,548,000 and 61,000, respectively, were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

                         T-NETIX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires the use of the purchase method and eliminates the option of using pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is on or near July 1, 2001. As the Company did not have any significant business acquisitions, the adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. The Company adopted the provisions of SFAS 142 on January 1, 2002. The effect of adoption was the cessation of amortization of goodwill recorded on previous purchase business combinations. Goodwill amortization recorded in the quarter ended March 31, 2001 was $0.2 million. The Company reviewed the recorded goodwill for impairment upon adoption of SFAS 142. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be the same as the reportable segments (see note 5). To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transactional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of operations. No impairment loss was recognized for the three months ended March 31, 2002 as a result of the transitional test discussed above.

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

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no material impact upon the Company's financial position or results of operations.

Reclassification

      Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

(2) BALANCE SHEET COMPONENTS

    Accounts receivable consist of the following:

                                                 MARCH 3,      DECEMBER 31,
                                                  2002             2001
                                                 --------      ------------

Accounts receivable, net:
  Trade accounts receivable...................   $15,518         $12,540
  Direct call provisioning receivable.........     7,542           7,040
  Other receivables...........................       307           1,030
                                                 -------         -------
                                                  23,367          20,610
     Less: Allowance for doubtful accounts....    (2,111)         (2,580)
                                                 -------         -------
                                                 $21,256         $18,030
                                                 =======         =======

      Bad debt expense was $2.5 million and $1.2 million for the three months ended March 31, 2002 and 2001, respectively.

                         T-NETIX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


   Property and equipment consist of the following:

                                          MARCH 31,      DECEMBER 31,
                                            2002            2001
                                          ---------      ------------
Property and equipment, net:
  Telecommunications equipment........     $68,225         $67,615
  Construction in progress............       5,993           4,898
  Office equipment....................      14,820          13,835
                                           -------         -------
                                            89,038          86,348
     Less: Accumulated depreciation
      and amortization................     (59,158)        (56,131)
                                           -------         -------
                                           $29,880         $30,217
                                           =======         =======

      Intangible and other assets consist of the following:

                                                MARCH 31,       DECEMBER 31,
                                                  2002             2001
                                                ---------       ------------
Intangible and other assets, net:
  Purchased technology assets.................   $ 2,487          $ 2,487
  Capitalized software development costs......     1,783            1,690
  Acquired software technologies..............       420              409
  Acquired contract rights....................     1,391            1,391
  Patent defense and application costs........     2,914            2,914
  Deposits and long-term prepayments..........     2,210            2,110
  Other.......................................       951            1,170
                                                 -------          -------
                                                  12,156           12,171
     Less: Accumulated amortization...........    (4,915)          (4,695)
                                                 -------          -------
                                                 $ 7,241          $ 7,476
                                                 =======          =======

      Accrued liabilities consist of the following:

                                                MARCH 31,       DECEMBER 31,
                                                  2002             2001
                                                ---------       ------------
Accrued liabilities:
  Deferred revenue and customer advances....     $3,243           $1,215
  Compensation related......................      3,397            3,172
  Other.....................................      1,964              702
                                                 ------           ------
                                                 $8,604           $5,089
                                                 ======           ======

(3) DEBT

      Debt consists of the following:

                                                MARCH 31,       DECEMBER 31,
                                                  2002             2001
                                                ---------       ------------
Debt:
  Bank lines of credit.......................    $17,741          $18,247
  Subordinated note payable..................      3,750            3,750
  Other......................................        401              407
                                                 -------          -------
                                                 $21,892          $22,404
     Less current portion....................     21,731           22,186
                                                 -------          -------
     Non current portion.....................    $   161          $   218
                                                 =======          =======


      In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provides for maximum credit of $40.0 million subject to limitations based on certain financial covenants. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings on the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit. In March 2002, the maturity date of our Credit Facility was

                         T-NETIX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

extended to June 30, 2002. Within the terms of the March 2002 extension, maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Effective March 31, 2002, interest was set at prime plus 2.25% (7.0% at March 31, 2002). In addition, monthly payments of $0.2 million on the term loan will continue through the maturity date. In April 2002, the Company obtained a commitment from the bank to extend, at the option of the Company, this facility beyond June 30, 2002 to January 2003. The Credit Facility under this commitment requires interest payments, principal and borrowing base reductions and banking fees. The Company has retained J.P. Morgan Securities Inc. to explore and advise us on various financing opportunities and strategies.

      The Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. These ratios include a debt to a four quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of fixed charges (interest and debt payments) to EBITDA, and minimum quarterly EBITDA. The Agreement also prohibits the Company from incurring additional indebtedness. The Company believes it is in compliance with all debt covenants.

      The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (5.75% at March 31, 2002) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002 at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt. In March 2002 this note was extended to July 30, 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure. Warrants to purchase 25,000 shares of common stock at an exercise price of $2.75 per share have been issued to the lender on terms similar to previous warrants; however, shares will vest proportionately over the term of the note extension.

(4) DISCONTINUED OPERATIONS AND NET ASSETS FOR SALE

      In August 2001, the Company formalized the decision to offer for sale its voice verification business unit, which includes the SpeakEZ speaker verification products. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. To date, SpeakEZ revenues have been insignificant and operations have been substantially curtailed. Accordingly, related operating results have been reported as discontinued operations. The financial information for the discontinued speaker verification operations is as follows:


                                      THREE MONTHS ENDED
                                           MARCH 31,
                                      ------------------
                                      2002          2001
                                      ----          ----
Revenue..........................     $  78         $  28
Operating loss...................      (349)         (678)
Net loss.........................      (349)         (678)

      In September 2001, the Company announced that it had entered into an agreement to sell all of the assets of the SpeakEZ division; however, the transaction was not completed and the agreement was terminated. We are actively seeking strategic alternatives including the sale of these assets to other interested parties. As of December 31, 2001, the Company had been unsuccessful in its attempt to sell the SpeakEZ speaker verification assets. For this reason, a one-time charge of $1.1 million, net of taxes, was recognized in 2001 related to the write off of the voice print patent and license assets related to the SpeakEZ product line. This write-off was based on an analysis which concluded that the carrying value of our voice print assets exceeded the present value of estimated future cash flows given current operating results and the absence of a definitive agreement to sell these assets.

                         T-NETIX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

(5) SEGMENT INFORMATION - CONTINUING OPERATIONS

      During 2001, the Company had two reportable business segments: the Corrections and Internet Services divisions. Effective November 2001, substantially all services under the Qwest Agreement (see ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) ceased. Substantially all revenue of the Internet Services division was derived through the Qwest Agreement. Currently, the Company derives substantially all of its revenues from its Corrections division, which remains and is expected to remain the core business focus. Accordingly, segment reporting has been conformed to correspond to the current presentation.

      The Company formerly reported a third business segment, the SpeakEZ Speaker Verification division. In August 2001, the Company formalized its decision to offer for sale its voice print business unit, which includes the SpeakEZ speaker verification products. Pursuant to this strategy, related operating results have been recorded as discontinued operations in the consolidated financial statements to reflect the results of operations of the speaker verification business.

      The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three months ended March 31, 2002 and the comparable 2001 period is as follows:

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                         2002               2001
                                      --------            --------
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division.............    $24,458            $22,154
  Internet Services Division.......         --              6,851
                                       -------            -------
                                       $24,458            $29,005
                                       =======            =======
RESEARCH AND DEVELOPMENT
  Corrections Division.............    $   700            $ 1,215
  Internet Services Division.......         --                 --
                                       -------            -------
                                       $   700            $ 1,215
                                       =======            =======
DEPRECIATION AND AMORTIZATION
  Corrections Division.............    $ 2,657            $ 2,948
  Internet Services Division.......         --                 --
                                       -------            -------
                                       $ 2,657            $ 2,948
                                       =======            =======
INTEREST AND OTHER EXPENSE
  Corrections Division.............    $   306            $   710
  Internet Services Division.......         --                 --
                                       -------            -------
                                       $   306            $   710
                                       =======            =======
OPERATING INCOME (LOSS):
  Corrections Division.............    $ 1,919            $  (180)
  Internet Services Division.......         --              1,935
                                       -------            -------
                                       $ 1,919            $ 1,755
                                       =======            =======
SEGMENT EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
 BEFORE INCOME TAX:
  Corrections Division.............    $ 1,613            $  (890)
  Internet Services Division.......         --              1,935
                                       -------            -------
                                       $ 1,613            $ 1,045
                                       =======            =======

                                       MARCH 31,         DECEMBER 31,
                                         2002               2001
                                       ---------         ------------
SEGMENT ASSETS:
  Corrections Division.............    $66,600            $63,197
  Internet Services Division.......         --                 --
                                       -------            -------
                                       $66,600            $63,197
                                       =======            =======


      Substantially all revenue reported by our Internet Services Division for the three months ended March 31, 2001 was attributable to our GSP agreement with Qwest which expired in November 2001. There was no intersegment revenue for the three months ending March 31, 2002 and the comparable 2001 period. Consolidated total assets included eliminations of approximately $0.1 million as of March 31, 2002. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the TELEQUIP Labs subsidiary related solely to intercompany borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2001 which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability of our existing telecommunications service provider customers such as Verizon, AT&T and SBC Communications, to win new contracts for our products and services to maintain their market share of the inmate calling market, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect our sales or pricing, the impact of competitive products and pricing in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

      We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We also may make forward-looking statements in press releases or other public communications. These forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words "believe", "expect", "anticipate", "estimate" or similar expressions, we are making a forward-looking statement. While we believe that forward-looking statements are reasonable, you should not place undue reliance in such forward-looking statements, which speak only as of the date made.

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

      Our Corrections Division also provides our inmate calling services directly as a certified telecommunications provider to correctional facilities, or "Direct Customers". In a typical arrangement, we operate under site-specific contracts, generally for a period of two to three years. We provide the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. We then use the services of third parties to bill the calls on the called party's local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because we receive the entire retail value of the collect call. Due to commissions and other operating costs, including uncollectible costs, the gross margin percentage from this model is lower than our telecommunication service arrangements.

      Equipment sales and other revenue include the sales of our inmate calling system (primarily the systems of our wholly owned subsidiary, TELEQUIP Labs, Inc., and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

INTERNET SERVICES DIVISION

      In December 1999, the Company entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Qwest Agreement through October 2001. Effective November 2001, substantially all services under this agreement had ceased.

      Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

SPEAKER VERIFICATION DIVISION

      The Company formerly reported a third business segment, the SpeakEZ Speaker Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. To date, SpeakEZ revenues have been insignificant and operations have been substantially curtailed. Management of T-NETIX believes that its decision to curtail operations of this portion of the Company will enhance overall Company performance by reducing the negative impact on both the net earnings and cash flow of the Company. Pursuant to this strategy, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements. See Note 4 of "Notes to Condensed Consolidated Financial Statements".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended March 31, 2002 and 2001.


                                            2002      2001
                                            ----      ----
Revenue:
 Telecommunications services.............    62%       54%
 Direct call provisioning................    34        22
 Internet services.......................    --        24
 Equipment sales and other...............     4        --
                                            ---       ---
  Total revenue..........................   100       100
Expenses:
 Operating costs.........................    55        60
 Selling, general and administrative.....    23        20
 Research and development................     3         4
 Depreciation and amortization...........    11        10
                                            ---       ---
  Operating income.......................     8         6
 Interest and other expense..............     1         2
                                            ---       ---
  Income from continuing operations before    7         4
  income taxes...........................
 Income tax expense......................     1        --
                                            ---       ---
  Net income from continuing operations..     6         4
 Loss from discontinued operations.......    (1)       (2)
  Accretion of discount as redeemable
  convertible preferred stock............    --        (4)
                                            ---       ---
  Net Income (loss) applicable to common
  stock..................................     5%       (2)%
                                            ===       ===


      Total Revenue. Total revenue for 2002 was $24.5 million, a decrease of 16% from $29.0 million for the corresponding 2001 period. This decrease was attributable to decreases in Internet services of $6.9 million and telecommunications services of $0.3 million, offset in part by increases in direct provisioning of $1.7 million and equipment sales and other of $0.9 million. The decline in revenues from the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this segment had substantially ceased, including those under the Qwest Agreement.

      Telecommunications services revenue decreased 2% to $15.3 million for the three months ended March 31, 2002, from $15.6 million for the corresponding prior period. This modest decrease was primarily due to a decline in call volumes.

      Direct call provisioning revenue increased 27% to $8.2 million for the three months ended March 31, 2002, from $6.5 million in the corresponding prior period. This increase was primarily due to the recent awarding of several department of corrections contracts for which we are provisioning comprehensive or the long distance communication service. The addition of these sites is a result of our being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

      Equipment sales and other revenue increased 1,578% to $1.0 million for the three month period ended March 31, 2002 from $0.1 million in the corresponding prior period. This increase was largely attributable to the acquisition of TELEQUIP Labs, Inc., an inmate equipment provider, in January 2001. The TELEQUIP sales of equipment are primarily associated with a limited number of telecommunication service providers and revenue associated with such sales are dependent upon the timing of sales and installations for these customers.

      Operating costs. Total operating costs decreased 22% to $13.5 million for the three months ended March 31, 2002 from $17.4 million in the corresponding prior period. The decrease was primarily due to decreases in Internet services of $4.9 million and telecommunication services of $1.1 million, offset partially by an increase in direct call provisioning expenses of $1.6 million and the cost of equipment sold of $0.4 million. The decline in operating costs for the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this segment had substantially ceased, including those under the Qwest Agreement.

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

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended March 31, 2002 and 2001.

                                      2002    2001
                                      ----    ----

Operating costs and expenses:
  Telecommunications services......    36%     42%
  Direct call provisioning.........    91      91
  Internet services................    --      72
  Cost of equipment sold and other.    54      70


      Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 36% for the three months ended March 31, 2002, a decrease from 42% for the comparable 2001 period. Total telecommunications services operating costs were $5.5 million for the three months ended March 31, 2002 and $6.5 million for the corresponding prior period. The decrease in 2002 was due to lower contract labor, travel and communications expenses, partially offset by increased repairs and maintenance.

      Direct call provisioning costs, as a percentage of applicable revenue, were 91% of revenue for the three months ended March 31, 2002 and 2001, respectively. Total direct call provisioning operating costs were $7.5 million for the three months ended March 31, 2002 and $5.9 million for the corresponding 2001 period. This increase was due primarily to higher uncollectables and to a proportional increase in commission expenses associated with the increase in direct call provisioning revenue.

      Cost of equipment sold and other as a percentage of applicable revenue decreased to 54% of revenue for the three months ended March 31, 2002 from 70% for the corresponding prior period. Due to increased equipment sales of TELEQUIP Labs, Inc., total costs of equipment sold and other were $0.5 million for the three months ended March 31, 2002 compared to $0.1 million for the corresponding 2001 period. The decrease in costs as a percentage of applicable revenue was primarily due to the change in the revenue mix for equipment and other sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.7 million for the three months ended March 31, 2002 and 2001, respectively.

      Research and Development Expenses. Research and development expenses were $0.7 million in the three months ended March 31, 2002 compared to $1.2 million for the corresponding prior period. This decrease was primarily due to reductions in personnel and contract labor expense in 2002, as compared to 2001 levels.

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.7 million for the three months ended March 31, 2002, a decrease from $2.9 million for the comparable 2001 period. Amortization expense declined to $0.2 million in the three months ended March 31, 2002 versus $0.4 million for the corresponding 2001 period. This decrease was primarily due to the impairment charge in 2001 related to the Contain(R) and Lock&Track(TM) jail management system products and to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

      Interest and Other Expenses. Interest and other expense was $0.3 million for the three months ended March 31, 2002 compared to $0.7 million for the corresponding prior period. The decrease in 2002 was attributable to a decrease in the average amount of indebtedness outstanding and lower applicable interest rates. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      The Company has historically relied upon operating cash flow, debt financing and the sale of equity securities to fund operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

      Cash provided by continuing operations was $3.8 million for the three months ended March 31, 2002 compared to $7.6 million in the corresponding 2001 period. This decrease was primarily due to a $3.9 million decrease in net working capital, offset partially by a $0.5 million improvement in net income from continuing operations.

      Net cash used in investing activity of continuing operations was $2.2 million for the three months ended March 31, 2002 compared to $4.0 million in the corresponding 2001 period. This decrease was primarily due to the acquisition of TELEQUIP Labs, Inc. in 2001 for $1.5 million, combined with a $0.4 million reduction in capital expenditures in 2002 from the comparable 2001 period. The decrease in 2002 spending was the result of a lower level of new calling system installations and upgrades to existing systems, as compared to 2001 levels.

      We anticipate that our capital expenditures in 2002 will increase over 2001 levels based on our anticipated growth in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our Credit Facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems, and to finance our operations for at least the next nine months.

      Cash used in financing activities of continuing operations consisted primarily of net payments on the Company's Credit Facility of $0.5 million during the three months ended March 31, 2002 compared to net payments of $2.0 million in the corresponding 2001 period.

Capital Resources

      In September 1999, the Company entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank for working capital and general corporate purposes. In July 2000 our lenders amended our credit agreement to revise certain financial covenants. The maximum available amount of credit under the Credit Facility available was dependent upon our financial performance. Based on these financial covenants, our maximum borrowings at December 31, 2000 were $40.0 million. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001, increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001 (7.50% as of December 31,2001). In addition, monthly payments of $0.2 million on the term loan commenced on April 30, 2001. In March 2002 the maturity date of our Credit Facility was extended to June 30, 2002. Maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Effective March 31, interest was set at prime plus 2.25% (7.0% at March 31, 2002). In addition, monthly payments of $0.2 million on the term loan will continue through the maturity date. In April 2002, the Company obtained a commitment from the bank to extend, at the option of the Company, this facility beyond June 30, 2002 to January 2003. The Credit Facility under this commitment requires interest payments, principal and borrowing base reductions and banking fees. The Company believes it is in compliance with all debt covenants. The Company has retained J.P. Morgan Securities Inc. to explore and advise us on various financing opportunities and strategies.

      In April 2000, we raised $7.5 million of debt and equity financing. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility. The Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. In November 2000, 500 shares of the preferred stock were converted into 250,630 shares of common stock at a conversion price of $2.09 per share. In February of 2001, the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The unamortized discount on the preferred stock of $1.1 million was recognized as a charge to income (loss) applicable to common stockholders.

      The Company also issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (5.75% at March 31, 2002) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002, at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 30, 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure. Warrants to purchase 25,000 shares of common stock at an exercise price of $2.75 per share have been issued to the lender on terms similar to previous warrants; however, shares will vest proportionately over the term of the note extension.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Set forth below is a summary of the Company's material contractual obligations and commitments as of March 31, 2002:

                              DUE IN ONE     DUE IN    DUE IN    DUE AFTER
                             YEAR OR LESS  2-3 YEARS  4-5 YEARS   5 YEARS    TOTAL
                             ------------  ---------  ---------  ---------   -----
                                              ($ IN THOUSANDS)

Bank credit facility........   $17,741       $ --       $ --                $17,741
Subordinated note payable...     3,750         --         --          --      3,750
Operating leases............       722        771        277          --      1,770
Capital lease and other.....       240        161         --          --        401
                               -------       ----       ----         ---    -------
Total contractual obligations
  and commitments...........   $22,453       $932       $277          --    $23,662
                               =======       ====       ====         ===    =======

      Under the Company's existing Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in this Credit Facility. Subject to certain subordination terms, the subordinated note payable is subject to the same conditions of the Company's Credit Facility through cross default provisions. At March 31, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing arrangements that would trigger acceleration of future lease payments. (See Note 3 of "Notes to Condensed Consolidated Financial Statements").

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

Interest Rate Risk

   We have current debt outstanding under the Credit Facility of $ 17.7 million at March 31, 2002. Under the terms of the debt agreement the maximum credit available at March 31, 2001 is $21.8 million. The loan bears interest at prime rate plus 2.25% (7.0% at March 31, 2002) with interest payable monthly. Since the interest rate on the loan outstanding is variable and is reset periodically, we are exposed to interest risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $0.2 million based on the amount of borrowings outstanding under the Credit Facility at March 31, 2002.

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

      T-NETIX is a defendant in a state case brought in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has cross appealed. The T-NETIX and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

      Gateway has been litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. Plaintiffs, a class of relatives of prisoners incarcerated in Kentucky correctional facilities, sued the Commonwealth of Kentucky, the Kentucky Department of Corrections, the state of Missouri, several municipal entities in the states of Kentucky, Missouri, Arizona and Indiana and various private telephone providers alleging antitrust violations and excessive rates in connection with the provision of telephone services to inmates. The plaintiffs alleged Sherman Act, Robinson-Patman Act, and Equal Protection violations. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the Plaintiff's petition for injunctive relief, despite these findings. Recently, the appeal brought by the Plaintiffs has been dismissed and no further action has been taken.

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

      Since September 1997, and pursuant to a written agreement entered into in connection with settlement of an arbitration proceeding, the Company has been making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The vendor (Illuminet, Inc.) notified the Company in November 2001 that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas requesting money damages for T-NETIX' breach and declaratory relief that no credits are due T-NETIX. As of March 31, 2002, the Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments are classified as a long-term prepayment included in Intangible and Other Assets at March 31, 2002 (See Note 2 of "Notes to Condensed Consolidated Financial Statements"). The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the prepaid expense of $2.1 million could be impaired.

      We believe the ultimate disposition of the forgoing matters will not have a material affect on our financial condition, liquidity, or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               T-NETIX, INC.

                                               By: /s/ THOMAS E. LARKIN
                                                   ---------------------------
                                                       Thomas E. Larkin,
                                                    Chief Executive Officer

                                               By: /s/ HENRY G. SCHOPFER
                                                   ---------------------------
                                                      Henry G. Schopfer,
                                                   Chief Financial Officer

   Date: May 14, 2002