Form 10-Q
period 2002-06-30
T NETIX INC
filed 2002-08-14
CIK 929757

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    Form 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                         Commission file number 0-25016

                                  T-NETIX, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware
     (State or Other Jurisdiction of                     84-1037352
              Incorporation)                (I.R.S. Employer Identification No.)

      2155 Chenault Drive, Suite 410
         Carrollton, Texas 75006                           75006
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (972) 241-1535

                                 ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

              Class                            Outstanding at August 4, 2002
--------------------------------               -----------------------------
Common stock, $0.01 stated value                           15,032,368

================================================================================

                         FORM 10-Q CROSS REFERENCE INDEX
                                                                            Page
                                                                            ----

                          PART I FINANCIAL INFORMATION

Item 1  Condensed Financial Statements (Unaudited).........................   4
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  14
Item 3  Quantitative and Qualitative Disclosure About Market Risk..........  21

                            PART II OTHER INFORMATION

Item 1  Legal Proceedings..................................................  22
Item 2  Changes in Securities and Use of Proceeds..........................  23
Item 3  Defaults Upon Senior Securities....................................  23
Item 4  Submission of Matters to a Vote of Security Holders................  23
Item 5  Other Information..................................................  23
Item 6  Exhibits and Reports on Form 8-K...................................  23

                                     PART I

Item 1.  Financial Statements

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2002 and December
     31, 2001 (Unaudited) ...................................................  4

Condensed Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 2002 and 2001 (Unaudited) ........................  5

Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2002 and 2001 (Unaudited) ...............................  6

Notes to Condensed Consolidated Financial Statements (Unaudited) ............  7

                         T-NETIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in Thousands, Except Per Share and Share Amounts)
                                   (Unaudited)

                                                                                      June 30,    December 31,
                                                                                        2002          2001
                                                                                     ----------    ----------
                                     ASSETS

Cash and cash equivalents ........................................................   $      385    $      995
Accounts receivable, net (note 2) ................................................       20,725        18,030
Prepaid expenses .................................................................        2,300         1,232
Inventories ......................................................................        1,195           705
                                                                                     ----------    ----------
          Total current assets ...................................................       24,605        20,962

Property and equipment, net (note 2) .............................................       28,921        30,217
Goodwill, net ....................................................................        2,393         2,245
Deferred tax asset ...............................................................        2,297         2,297
Intangible and other assets, net (note 2) ........................................        7,300         7,476
                                                                                     ----------    ----------
          Total assets ...........................................................   $   65,516    $   63,197
                                                                                     ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable .............................................................   $   11,957    $   10,795
    Accrued liabilities (note 2) .................................................        7,323         5,089
    Subordinated note payable (note 3) ...........................................        3,750         3,750
    Current portion of long-term debt (note 3) ...................................       15,231        18,436
                                                                                     ----------    ----------
          Total current liabilities ..............................................       38,261        38,070
    Long-term debt (note 3) ......................................................          132           218
                                                                                     ----------    ----------
          Total liabilities ......................................................       38,393        38,288

Stockholders' equity:
    Preferred stock, $.01 stated value, 10,000,000 shares authorized; no shares
        issued or outstanding at June 30, 2002 and December 31, 2001, respectively           --            --
    Common stock, $.01 stated value, 70,000,000 shares authorized; 15,032,638
        shares issued and outstanding at June 30, 2002 and December 31, 2001 .....          150           150
    Additional paid-in capital ...................................................       41,831        41,831
    Accumulated deficit ..........................................................      (14,858)      (17,072)
                                                                                     ----------    ----------
          Total stockholders' equity
                                                                                         27,123        24,909
                                                                                     ----------    ----------
Total liabilities and stockholders' equity .......................................   $   65,516    $   63,197
                                                                                     ==========    ==========

      See accompanying notes to unaudited condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in Thousands, Except Per Share and Share Amounts)
                                   (Unaudited)

                                                                        Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,
                                                                     --------------------------          --------------------------
                                                                       2002              2001              2002              2001
                                                                     --------          --------          --------          --------
Revenue:
   Telecommunication services ..............................         $ 15,105          $ 15,553          $ 30,369          $ 31,169
   Direct call provisioning ................................           14,001             6,601            22,218            13,081
   Internet services .......................................               --             7,893                --            14,744
   Equipment sales and other ...............................            2,440             1,780             3,417             1,838
                                                                     --------          --------          --------          --------
         Total revenue .....................................           31,546            31,827            56,004            60,832
Operating Costs and Expenses:
   Operating costs
     Telecommunications services ...........................            5,349             6,530            10,833            13,065
     Direct call provisioning ..............................           13,620             5,811            21,082            11,689
     Internet services .....................................               --             4,863                --             9,779
     Cost of equipment sold and other ......................            1,061             1,049             1,593             1,090
                                                                     --------          --------          --------          --------
         Total operating costs .............................           20,030            18,253            33,508            35,623
   Selling, general and administrative .....................            6,232             6,069            11,936            11,787
   Research and development ................................              730             1,394             1,430             2,609
   Depreciation and amortization ...........................            2,755             3,155             5,412             6,102
                                                                     --------          --------          --------          --------
         Total operating costs and expenses ................           29,747            28,871            52,286            56,121
                                                                     --------          --------          --------          --------
         Operating income ..................................            1,799             2,956             3,718             4,711
Interest and other expenses, net ...........................              584               666               890             1,376
                                                                     --------          --------          --------          --------
Income from continuing operations
   before income taxes .....................................            1,215             2,290             2,828             3,335
Income tax expense .........................................               45               222               180               222
                                                                     --------          --------          --------          --------
   Net income from continuing operations ...................            1,170             2,068             2,648             3,113
Loss from discontinued operations ..........................              (85)             (692)             (433)           (1,370)
                                                                     --------          --------          --------          --------
Net income before accretion of discount on
   redeemable convertible preferred stock ..................            1,085             1,376             2,215             1,743

Accretion of discount on redeemable
   convertible preferred stock .............................               --                --                --            (1,077)
                                                                     --------          --------          --------          --------

Net income applicable to common stockholders ...............         $  1,085          $  1,376          $  2,215          $    666
                                                                     ========          ========          ========          ========
Income per common share from
   continuing operations
     Basic .................................................         $   0.08          $   0.14          $   0.18          $   0.21
                                                                     ========          ========          ========          ========
     Diluted ...............................................         $   0.08          $   0.14          $   0.17          $   0.21
                                                                     ========          ========          ========          ========
Loss per common share from
   discontinued operations
     Basic .................................................         $  (0.01)         $  (0.05)         $  (0.03)         $  (0.09)
                                                                     ========          ========          ========          ========
     Diluted ...............................................         $  (0.01)         $  (0.05)         $  (0.03)         $  (0.09)
                                                                     ========          ========          ========          ========
Income per common share applicable to
   common shareholders

     Basic .................................................         $   0.07          $   0.09          $   0.15          $   0.05
                                                                     ========          ========          ========          ========
     Diluted ...............................................         $   0.07          $   0.09          $   0.14          $   0.05
                                                                     ========          ========          ========          ========
Shares used in computing net income
   per common share
     Basic .................................................           15,032            15,027            15,032            14,631
                                                                     ========          ========          ========          ========
     Diluted ...............................................           15,484            15,192            15,467            14,797
                                                                     ========          ========          ========          ========

      See accompanying notes to unaudited condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Amounts in Thousands, Except Per Share and Share Amounts)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                 ------------------
                                                                  2002       2001
                                                                 -------    -------
Cash flows from continuing operating activities:
Net income from continuing operations ........................   $ 2,648    $ 3,113
Adjustments to reconcile net income to net cash provided
by operating activities from continuing operations:
Depreciation and amortization ................................     5,412      6,102
Gain on the sale of property and equipment ...................       (36)        --
Changes in operating assets and liabilities:
      Accounts receivable ....................................    (2,819)      (522)
      Bad debts ..............................................       124        520
      Prepaid expenses .......................................    (1,068)      (640)
      Inventories ............................................      (490)       793
      Intangibles and other assets ...........................      (140)      (649)
      Accounts payable .......................................     1,162       (128)
      Accrued liabilities ....................................     2,234        717
                                                                 -------    -------
       Cash provided by operating activities of
            continuing operations ............................     7,027      9,306
                                                                 -------    -------
Cash used in investing activities of continuing operations:
  Purchase of property and equipment .........................    (3,330)    (3,284)
  Acquisition of business or business assets .................        --     (1,654)
  Other investing activities .................................      (183)        --
                                                                 -------    -------
      Cash used in investing activities of continuing
        operations ...........................................    (3,513)    (4,938)
                                                                 -------    -------
Cash flows from financing activities of continuing operations:
  Net proceeds from (payments on) line of credit .............    (2,405)    (2,842)
  Payments on loan and capital leases ........................    (1,286)       (13)
                                                                 -------    -------
      Cash used in financing activities of continuing
        operations ...........................................    (3,691)    (2,855)
Cash used by discontinued operations .........................      (433)      (971)
                                                                 -------    -------
Net increase (decrease) in cash and cash equivalents .........      (610)       542
Cash and cash equivalents at beginning of period .............       995        102
                                                                 -------    -------
Cash and cash equivalents at end of period ...................   $   385    $   644
                                                                 =======    =======

Supplemental Disclosures:
  Cash paid during the period for:
      Interest ...............................................   $   986    $   643
                                                                 =======    =======
      Income taxes ...........................................   $   124    $   202
                                                                 =======    =======
  Note received in exchange for assets .......................   $    91    $    --
                                                                 =======    =======
  Assets received in exchange for note .......................   $   400    $    --
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

(1) Summary of Significant Accounting Policies

Unaudited Financial Statements

      The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. and subsidiaries (the "Company") for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. The financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to consolidated financial statements, which appear in the 2001 Annual Report on Form 10-K for the Company's accounting polices, which are pertinent to these statements.

Acquisitions

      In January 2001, the Company completed the purchase of all the outstanding shares of common stock, not already owned, of TELEQUIP Labs, Inc., a provider of inmate calling systems. The purchase price was $605 per share, of which $573 per share was paid upon closing. The remaining $32 per share, payable on the first anniversary of the closing date upon determination that all representations and warranties were materially true and accurate as of the closing date and all covenants have been substantially fulfilled, has been paid. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill. The total cash paid in January 2001 was $1.5 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of TELEQUIP Labs, Inc. have been included in the Company's consolidated financial statements from January 2001.

      In June 2002, the Company purchased substantially all of the assets of ACT Telecom, Inc., a Houston, Texas based prepaid calling platform provider and wholly-owned subsidiary of ClearMediaOne, Inc. Assets included a telecommunication switch, prepaid calling platform and associated software. The purchase price was approximately $0.7 million, including $0.3 million in cash and the issuance of a $0.4 million note due and payable on or before June 2003.

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                         Three Months Ended   Six Months Ended
                                                               June 30,           June 30,
                                                         ------------------   -----------------
                                                            2002      2001      2002      2001
                                                          -------   -------   -------   -------
Numerator:
    Net income applicable to common stockholders ......   $ 1,085   $ 1,376   $ 2,215   $   666
                                                          =======   =======   =======   =======
Denominator:
    Denominator for basic earnings per share ..........    15,032    15,027    15,032    14,631
    Effect of dilutive securities:
       Stock options ..................................       421       165       407       166
       Warrants .......................................        31        --        28        --
                                                          -------   -------   -------   -------
    Denominator for diluted earnings per share ........    15,484    15,192    15,467    14,797
                                                          =======   =======   =======   =======

      For the three and six months ended June 30, 2002 and 2001, common stock equivalents of 1,533,000 and 1,072,000, respectively, were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
           (Amounts in Thousands, except per Share and Share Amounts)
                                   (Unaudited)

Recently Issued or Adopted Accounting Pronouncements

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

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The effect of adoption was the cessation of amortization of goodwill recorded on previous purchase business combinations. The Company reviewed the recorded goodwill for impairment upon adoption of SFAS No. 142. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be the same as the reportable segments (see note 5). To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of operations. The Company has completed its transitional impairment tests and has determined that no impairment losses for goodwill and other intangible assets will be recorded as a result of the adoption of SFAS No. 142. The Company expects that its depreciation and amortization expense will decrease by approximately $0.8 million annually as a result of the adoption of SFAS No. 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, the Company's net loss and loss per share for the three and six months ended June 30, 2001 would have been as follows:

                                                                         Three Months     Six Months
                                                                             Ended          Ended
                                                                         June 30, 2001   June 30, 2001
                                                                         -------------   -------------
Net income applicable to common stockholders, as reported ..........     $      1,376     $        666
Add back: amortization of goodwill .................................              261              488
Adjust amortization of other intangible assets .....................               --               --
                                                                         ------------     ------------
Net income applicable to common stockholders, as adjusted ..........     $      1,637     $      1,154
                                                                         ============     ============
Per common share-diluted:
      Net income applicable to common stockholders, as reported ....     $       0.09     $       0.05
      Amortization of goodwill .....................................     $       0.02     $       0.03
      Adjustment for amortization of other intangible assets .......               --               --
                                                                         ------------     ------------
Net income applicable to common stockholders, as adjusted ..........     $       0.11     $       0.08
                                                                         ============     ============

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

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
           (Amounts in Thousands, except per Share and Share Amounts)
                                   (Unaudited)

of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement had no material impact upon the Company's financial position or results of operations.

      In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. SFAS No. 146 also nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Reclassification

      Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

(2) Balance Sheet Components

    Accounts receivable consist of the following:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         --------   ------------
Accounts receivable, net:
   Trade accounts receivable .........................   $ 13,723    $ 12,540
   Direct call provisioning receivable ...............      9,268       7,040
   Other receivables .................................        438       1,030
                                                         --------    --------
                                                           23,429      20,610
        Less:  Allowance for doubtful accounts .......     (2,704)     (2,580)
                                                         --------    --------
                                                         $ 20,725    $ 18,030
                                                         ========    ========

    Bad debt expense was $3.6 million and $1.5 million for the three months ended June 30, 2002 and 2001, respectively, and $6.1 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively.

    Property and equipment consist of the following:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         --------   ------------
Property and equipment, net:
   Telecommunications equipment ......................   $ 70,307    $ 67,615
   Construction in progress ..........................      4,501       4,898
   Office equipment ..................................     15,729      13,835
                                                         --------    --------
                                                           90,537      86,348
        Less: Accumulated depreciation and
          amortization ...............................    (61,616)    (56,131)
                                                         --------    --------
                                                         $ 28,921    $ 30,217
                                                         ========    ========

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
           (Amounts in Thousands, except per Share and Share Amounts)
                                   (Unaudited)

Intangible and other assets consist of the following:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         --------   ------------
Intangible and other assets, net:
   Purchased technology assets .......................   $  2,487    $  2,487
   Capitalized software development costs ............      1,843       1,690
   Acquired software technologies ....................        420         409
   Acquired contract rights ..........................      1,391       1,391
   Patent defense and application costs ..............      2,915       2,914
   Deposits and long-term prepayments ................      2,130       2,110
   Other .............................................      1,259       1,170
                                                         --------    --------
                                                           12,445      12,171
        Less: Accumulated amortization ...............     (5,145)     (4,695)
                                                         --------    --------
                                                         $  7,300    $  7,476
                                                         ========    ========

Accrued liabilities consist of the following:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         --------   ------------
Accrued liabilities:
   Deferred revenue and customer advances ............   $  2,676    $  1,215
   Compensation related ..............................      2,062       3,172
   Other .............................................      2,585         702
                                                         --------    --------
                                                         $  7,323    $  5,089
                                                         ========    ========

(3) Debt

Debt consists of the following:

                                                         June 30,   December 31,
                                                           2002        2001
                                                         --------   ------------
Debt:
   Bank lines of credit ..............................   $ 14,604    $ 18,247
   Subordinated note payable .........................      3,750       3,750
   Other .............................................        759         407
                                                         --------    --------
                                                         $ 19,113    $ 22,404
        Less current portion .........................     18,981      22,186
                                                         --------    --------
        Non current portion ..........................   $    132    $    218
                                                         ========    ========

      In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provided for maximum credit of $40.0 million subject to limitations based on certain financial covenants. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 2002. The maximum available borrowings on the Credit Facility was reduced to $30.0 million and interest was set at prime rate plus 1.25% effective June 30, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced in April 2001. In March 2002, the maturity date of the Credit Facility was extended to June 26, 2002. Effective with the March 2002 extension, the maximum available borrowings on the Credit Facility was reduced to $21.8 million and interest was set at prime plus 2.25% (7.0% at June 30, 2002). The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

      In April 2002, the Company obtained a further commitment from its lenders to extend, at the option of the Company, the Credit Facility beyond June 26, 2002 to January 2003. Effective June 2002, the Company elected to extend the existing Credit Facility and paid an option exercise fee to its lenders equal to 3.0% of the maximum available borrowing on the Credit Facility. A portion of this option fee will be refunded to the Company in the event the Credit Facility is repaid in full on or before September 30, 2002. This fee has been recorded as a pre-paid financing fee and will be expensed over the remaining term of the Credit Facility. Under the terms of the April 2002 extension, the maximum available borrowings on the Credit Facility was reduced to $18.7 million, consisting of a

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
           (Amounts in Thousands, except per Share and Share Amounts)
                                   (Unaudited)

$7.2 million term portion and an $11.5 million line of credit. Further, maximum available borrowing under the line of credit will be reduced by $0.3 million per month beginning in August 2002 and monthly payments of $0.2 million on the term loan will continue through the maturity date. To facilitate the refinancing of the Credit Facility, the Company has retained J.P. Morgan Securities, Inc. to explore and advise us on various financing opportunities and strategies.

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

      The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime plus one percent per annum (5.75% at June 30, 2002) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 2002 at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, has been recorded as deferred financing fees and is being amortized over the term of the debt. In March 2002 this note was extended to July 30, 2002. In April 2002 this note was further extended to February 2003 to facilitate the refinancing of our overall financing structure. Warrants to purchase 25,000 shares of common stock at an exercise price of $2.75 per share have been issued to the lender on terms similar to previous warrants; however, shares will vest proportionately over the term of the note extension.

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

                                                         Three Months Ended   Six Months Ended
                                                               June 30,           June 30,
                                                         ------------------   -----------------
                                                            2002      2001      2002      2001
                                                          -------   -------   -------   -------
Revenue ...............................................   $    22   $    --   $   101   $    28
Operating loss ........................................       (85)     (692)     (433)   (1,370)
Net loss ..............................................       (85)     (692)     (433)   (1,370)

      In September 2001, the Company announced that it had entered into an agreement to sell all of the assets of the SpeakEZ division; however, the transaction was not completed and the agreement was terminated. As of December 31, 2001, the Company had not sold the SpeakEZ speaker verification assets. For this reason, a one-time charge of $1.1 million, net of taxes, was recognized in 2001 related to the write off of the voice print patent and license assets related to the SpeakEZ product line. This write-off was based on an analysis which concluded that the carrying value of our voice print assets exceeded the present value of estimated future cash flows given current operating results and the absence of a definitive agreement to sell these assets.

      In July 2002, the Company completed the sale of the SpeakEZ speaker verification assets to SpeechWorks International, Inc. ("SpeechWorks") for $0.4 million cash and approximately 130,000 shares of SpeechWorks common stock, subject to a 10% escrow provision. In addition, SpeechWorks will pay the Company an earn-out fee based on the sale over the next two years of future SpeechWorks products incorporating the SpeakEZ technology. Payment of the earn-out fee, if any, will be made through the issuance of additional shares of SpeechWorks common stock. As part of the sales agreement, the Company will also retain the right to utilize the speech recognition technology in the corrections industry. SpeechWorks stock received by the Company will not be registered.

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
           (Amounts in Thousands, except per Share and Share Amounts)
                                   (Unaudited)

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

      The Company formerly reported a third business segment, the SpeakEZ Speaker Verification division. In August 2001, the Company formalized its decision to offer for sale its voice print business unit, which includes the SpeakEZ speaker verification products. Pursuant to this strategy and due to the subsequent sale of these assets in July 2002, related operating results of the speaker verification business have been reflected as discontinued operations in the accompanying consolidated financial statements.

      The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three and six months ended June 30, 2002 and the comparable 2001 periods is as follows:

                                                         Three Months Ended   Six Months Ended
                                                               June 30,           June 30,
                                                         ------------------   -----------------
                                                            2002      2001      2002      2001
                                                          -------   -------   -------   -------
Revenue from external customers:
  Corrections Division ................................   $31,546   $23,934   $56,004   $46,088
  Internet Services Division ..........................        --     7,893        --    14,744
                                                          -------   -------   -------   -------
                                                          $31,546   $31,827   $56,004   $60,832
                                                          =======   =======   =======   =======
Research and Development
  Corrections Division ................................   $   730   $ 1,394   $ 1,430   $ 2,609
  Internet Services Division ..........................        --        --        --        --
                                                          -------   -------   -------   -------
                                                          $   730   $ 1,394   $ 1,430   $ 2.609
                                                          =======   =======   =======   =======
Depreciation and amortization
  Corrections Division ................................   $ 2,755   $ 3,155   $ 5,412   $ 6,102
  Internet Services Division ..........................        --        --        --        --
                                                          -------   -------   -------   -------
                                                          $ 2,755   $ 3,155   $ 5,412   $ 6,102
                                                          =======   =======   =======   =======
Interest and other expense
  Corrections Division ................................   $   584   $   666   $   890   $ 1,376
  Internet Services Division ..........................        --        --        --        --
                                                          -------   -------   -------   -------
                                                          $   584   $   666   $   890   $ 1,376
                                                          =======   =======   =======   =======
Operating income (loss):
  Corrections Division ................................   $ 1,799   $   (74)  $ 3,718      (254)
  Internet Services Division ..........................        --     3,030        --     4,965
                                                          -------   -------   -------   -------
                                                          $ 1,799   $ 2,956   $ 3,718     4,711
                                                          =======   =======   =======   =======
Segment earnings (loss) from continuing operations
 before income tax:
  Corrections Division ................................   $ 1,215   $  (740)  $ 2,828   $(1,630)
  Internet Services Division ..........................        --     3,030        --     4,965
                                                          -------   -------   -------   -------
                                                          $ 1,215   $ 2,290   $ 2,828   $ 3,335
                                                          =======   =======   =======   =======

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
           (Amounts in Thousands, except per Share and Share Amounts)
                                   (Unaudited)

                                                    June 30,        December 31,
                                                      2002              2001
                                                    -------         ------------
Segment assets:
Corrections Division ......................         $65,516         $     63,197
Internet Services Division ................              --                   --
                                                    -------         ------------
                                                    $65,516         $     63,197
                                                    =======         ============

      Substantially all revenue reported by our Internet Services Division for the three and six months ended June 30, 2001 was attributable to our GSP agreement with Qwest which expired in November 2001. There was no intersegment revenue for the three and six months ending June 30, 2002 and the comparable 2001 period. Consolidated total assets included eliminations of approximately $0.1 million as of June 30, 2002. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the TELEQUIP Labs subsidiary related solely to intercompany borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2001 which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability of our existing telecommunications service provider customers such as Verizon, AT&T and SBC Communications, to win new contracts for our products and services to maintain their market share of the inmate calling market, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect our sales or pricing, the impact of competitive products and pricing in our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

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

      Our Corrections Division also provides our inmate calling services directly as a telecommunications provider to correctional facilities, or "Direct Customers". In a typical arrangement, we operate under site-specific contracts, generally for a period of two to three years. We provide the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. We then use the services of third parties to bill the calls on the called party's local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because we receive the entire retail value of the collect call. Due to commissions and other operating costs, including uncollectible costs, the gross margin percentage from this model is lower than our telecommunication service arrangements.

      Equipment sales and other revenue include the sales of our inmate calling system (primarily the systems of our wholly owned subsidiary, TELEQUIP Labs, Inc.) and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

Internet Services Division

      In December 1999, the Company entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Qwest Agreement through October 2001. Effective November 2001, substantially all services under this agreement had ceased. The Company may incur additional costs in connection with the termination of the business of this Internet service division.

      Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

Speaker Verification Division

      The Company formerly reported a third business segment, the SpeakEZ Speaker Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. To date, SpeakEZ revenues have been insignificant and operations have been substantially curtailed. Management of T-NETIX believes that its decision to curtail operations of this portion of the Company will enhance overall Company performance by reducing the negative impact on both the net earnings and cash flow of the Company. Pursuant to this strategy and due to the subsequent sale of the assets in July 2002, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements. See Note 4 of "Notes to Condensed Consolidated Financial Statements".

Results of Operations for the Three Months Ended June 30, 2002 Compared to June 30, 2001

      The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended June 30, 2002 and 2001.

                                                                2002      2001
                                                                ----      ----
Revenue:
  Telecommunications services ..............................    48 %        49%
  Direct call provisioning .................................      44        21
  Internet services ........................................       0        25
  Equipment sales and other ................................       8         5
                                                                ----      ----
   Total revenue ...........................................     100       100
Expenses:
  Operating costs ..........................................      63        57
  Selling, general and administrative ......................      20        19
  Research and development .................................       2         5
  Depreciation and amortization ............................       9        10
                                                                ----      ----
   Operating income ........................................       6         9
  Interest and other expense ...............................      (2)       (2)
                                                                ----      ----
   Income from continuing operations before income taxes ...       4         7
  Income tax expense .......................................       0        (1)
                                                                ----      ----
   Net income from continuing operations ...................       4         6
  Loss from discontinued operations ........................       1        (2)
                                                                ----      ----
   Net Income (loss) applicable to common stock ............       3%        4%
                                                                ====      ====

      Total Revenue. Total revenue for the three months ended June 30, 2002 was $31.5 million, a decrease of 1% from $31.8 million for the corresponding 2001 period. This decrease was attributable to decreases in Internet services of $7.9 million and telecommunications services of $0.4 million, offset in part by increases in direct provisioning of $7.4 million and equipment sales and other of $0.7 million. The decline in revenues from the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this segment had substantially ceased, including those under the Qwest Agreement.

      Telecommunications services revenue decreased 3% to $15.1 million for the three months ended June 30, 2002, from $15.6 million for the corresponding prior period. This decrease was primarily due to the transition of a department of corrections contract to a direct call provisioning basis.

      Direct call provisioning revenue increased 112% to $14.0 million for the three months ended June 30, 2002, from $6.6 million in the corresponding prior period. This increase was primarily due to the recent awarding of several departments of corrections contracts for which we are provisioning comprehensive or the long distance communication service. The addition of these sites is a result of our being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

      Equipment sales and other revenue increased 37% to $2.4 million for the three month period ended June 30, 2002 from $1.8 million in the corresponding prior period. This increase was largely attributable to the acquisition of TELEQUIP Labs, Inc., an inmate equipment provider, in January 2001. The TELEQUIP sales of equipment are primarily associated with a single telecommunication service provider and revenue associated with such sales are dependent upon the timing of sales and installations for this customer.

      Operating costs. Total operating costs increased 10% to $20.0 million for the three months ended June 30, 2002 from $18.3 million in the corresponding prior period. This increase was primarily due to an increase in direct call provisioning expenses of $7.8 million, offset by decreases in Internet services of $4.9 million and telecommunication services of $1.2 million. The decline in operating costs for the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this segment had substantially ceased, including those under the Qwest Agreement.

      Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expenses. Operating costs of telecommunications services also includes costs associated with call validation procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning also include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services operating costs consist of purchased Internet bandwidth costs.

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended June 30, 2002 and 2001.

                                                       2002      2001
                                                       ------    -----
Operating costs and expenses:
  Telecommunications services......................     35%       42%
  Direct call provisioning.........................     97        88
  Internet services................................     --        62
  Cost of equipment sold and other.................     43        59

      Operating costs associated with providing telecommunications services, as a percentage of corresponding revenue, were 35% for the three months ended June 30, 2002, a decrease from 42% for the comparable 2001 period. Total telecommunications services operating costs were $5.3 million for the three months ended June 30, 2002 and $6.5 million for the corresponding prior period. The decrease in 2002 was due to reductions in personnel and lower travel and contract labor expenses, partially offset by increased repairs and maintenance.

      Direct call provisioning costs, as a percentage of corresponding revenue, were 97% of revenue for the three months ended June 30, 2002, an increase from 88% in 2001. Due to the awarding of several department of correction contracts, total direct call provisioning operating costs increased to $13.6 million for the three months ended June 30, 2002, compared to $5.8 million for the corresponding prior period. This increase in costs as a percentage of applicable revenue was due primarily to higher bad debt expenses and to a proportional increase in commission expenses associated with the increase in direct call provisioning revenue. Bad debt expense increased primarily due to the greater volume of calls being processed to Competitive Local Exchange Carriers ("CLEC") where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, modified its call handling processes to block certain of these CLEC calls, thereby reducing its unbillable call volume.

      Cost of equipment sold and other as a percentage of corresponding revenue was 43% of revenue for the three months ended June 30, 2002, a decrease from 59% in 2001. Due to increased equipment sales of TELEQUIP Labs, Inc., total costs of equipment sold and other were $1.1 million for the three months ended June 30, 2002 compared to $1.0 million for the corresponding 2001 period. The decrease in costs as a percentage of applicable revenue was primarily due to the change in the revenue mix for equipment and other sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.2 million and $6.1 million for the three months ended June 30, 2002 and 2001, respectively.

      Research and Development Expenses. Research and development expenses were $0.7 million in the three months ended June 30, 2002 compared to $1.4 million for the corresponding prior period. This decrease was primarily due to reductions in personnel and related travel expenses in 2002, as compared to 2001.

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.8 million for the three months ended June 30, 2002, a decrease from $3.2 million for the comparable 2001 period. Depreciation expense for the three months ended June 30, 2002 totaled $2.5 million and compared to $2.7 million in 2001. Amortization expense declined to $0.3 million in the three months ended June 30, 2002 versus $0.5 million for the corresponding 2001 period. This decrease in amortization expense was primarily due to the impairment charge in 2001 related to the Contain(R) and Lock&Track(TM) jail management system products and to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

      Interest and Other Expenses. Interest and other expense was $0.6 million for the three months ended June 30, 2002 compared to $0.7 million for the corresponding prior period. The decrease in 2002 was attributable to a decrease in the average amount of indebtedness outstanding and lower applicable interest rates, offset partially by fees associated with the extension of our Credit Facility in March 2002. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating results.

Results of Operations for the Six Months Ended June 30, 2002 Compared to June 30, 2001

      The following table sets forth certain statement of operations data as a percentage of total revenue for the six months ended June 30, 2002 and 2001.

                                                                     2002     2001
                                                                     ----     ----
Revenue:
   Telecommunications services ...................................     54%      51%
   Direct call provisioning ......................................     40       22
   Internet services .............................................     --       24
   Equipment sales and other .....................................      6        3
                                                                     ----     ----
    Total revenue ................................................    100      100
Expenses:
   Operating costs ...............................................     60       59
   Selling, general and administrative ...........................     21       19
   Research and development ......................................      2        4
   Depreciation and amortization .................................     10       10
                                                                     ----     ----
    Operating income .............................................      7        8
   Interest and other expense ....................................     (2)      (2)
                                                                     ----     ----
    Income from continuing operations before income taxes ........      5        6
   Income tax expense ............................................     --       (1)
                                                                     ----     ----
    Net income from continuing operations ........................      5        5
   Loss from discontinued operations .............................     (1)      (2)
   Accretion of discount as redeemable convertible preferred stock     --       (2)
                                                                     ----     ----
     Net Income (loss) applicable to common stock ................      4%       1%
                                                                     ====     ====

      Total Revenue. Total revenue for 2002 was $56.0 million, a decrease of 8% from $60.8 million for the corresponding 2001 period. This decrease was attributable to decreases in Internet services of $14.7 million and telecommunications services of $0.8 million, offset in part by increases in direct provisioning of $9.1 million and equipment sales and other of $1.6 million. The decline in revenues from the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this segment had substantially ceased, including those under the Qwest Agreement.

      Telecommunications services revenue decreased 3% to $30.4 million for the six months ended June 30, 2002, from $31.2 million for the corresponding prior period. This decrease was primarily due to a decline in call volumes and the transition of a department of corrections contract to a direct call provisioning basis.

      Direct call provisioning revenue increased 70% to $22.2 million for the six months ended June 30, 2002, from $13.1 million in the corresponding prior period. This increase was primarily due to the recent awarding of several departments of corrections contracts for which we are provisioning comprehensive or the long distance communication service. The addition of these sites is a result of our being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

      Equipment sales and other revenue increased 86% to $3.4 million for the six month period ended June 30, 2002 from $1.8 million in the corresponding prior period. This increase was largely attributable to the acquisition of TELEQUIP Labs, Inc., an inmate equipment provider, in January 2001. The TELEQUIP sales of equipment are primarily associated with a single telecommunication service provider and revenue associated with such sales are dependent upon the timing of sales and installations for this customer.

      Operating costs. Total operating costs decreased 6% to $33.5 million for the six months ended June 30, 2002 from $35.6 million in the corresponding prior period. The decrease was primarily due to decreases in Internet services of $9.8 million and telecommunication services of $2.2 million, offset partially by an increase in direct call provisioning expenses of $9.4 million and the cost of equipment sold of $0.5 million. The decline in operating costs for the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this segment had substantially ceased, including those under the Qwest Agreement.

      Operating costs of telecommunications services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expenses. Operating costs of telecommunications services also includes costs associated with call validation procedures, primarily network expenses and database access charges. Operating costs associated with direct call provisioning also include the costs associated with telephone line access, long distance charges, commissions paid to correctional facilities, costs associated with uncollectible accounts and billing charges. Internet Services operating costs consist of purchased Internet bandwidth costs.

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the six months ended June 30, 2002 and 2001.

                                                       2002      2001
                                                       ----      ----
Operating costs and expenses:
  Telecommunications services......................     36%       42%
  Direct call provisioning.........................     95        89
  Internet services................................     --        66
  Cost of equipment sold and other.................     47        59

      Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 36% for the six months ended June 30, 2002, a decrease from 42% for the comparable 2001 period. Total telecommunications services operating costs were $10.8 million for the six months ended June 30, 2002 and $13.1 million for the corresponding prior period. The decrease in 2002 was due to reductions in personnel costs and lower contract labor, travel and communications expenses, partially offset by increased repairs and maintenance.

      Direct call provisioning costs, as a percentage of applicable revenue, were 95% of revenue for the six months ended June 30, 2002 compared to 89% in the comparable 2001 period. Due to the awarding of several department of correction contracts, total direct call provisioning operating costs increased to $21.1 million for the six months ended June 30, 2002 from $11.7 million for the corresponding 2001 period. This increase in costs as a percentage of applicable revenue was due primarily to higher bad debt expenses and to a proportional increase in commission expenses associated with the increase in direct call provisioning revenue. Bad debt expense increased primarily due to the greater volume of calls being processed to Competitive Local Exchange Carriers ("CLEC") where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, modified its call handling processes to block certain of these CLEC calls, thereby reducing its unbillable call volume.

      Cost of equipment sold and other as a percentage of applicable revenue decreased to 47% of revenue for the six months ended June 30, 2002 from 59% for the corresponding prior period. Due to increased equipment sales of TELEQUIP Labs, Inc., total costs of equipment sold and other were $1.6 million for the six months ended June 30, 2002 compared to $1.1 million for the corresponding 2001 period. The decrease in costs as a percentage of applicable revenue was primarily due to the change in the revenue mix for equipment and other sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.9 million and $11.8 million for the six months ended June 30, 2002 and 2001, respectively.

      Research and Development Expenses. Research and development expenses were $1.4 million in the six months ended June 30, 2002 compared to $2.6 million for the corresponding prior period. This decrease was primarily due to reductions in personnel and contract labor expense in 2002, as compared to 2001 levels.

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $5.4 million for the six months ended June 30, 2002, a decrease from $6.1 million for the comparable 2001 period. Depreciation expense declined to $5.0 million in the six months ended June 30, 2002 compared to $5.2 million in 2001. Amortization expense declined to $0.4 million in the six months ended June 30, 2002 versus $0.9 million for the corresponding 2001 period. This decrease in amortization expense was primarily due to the impairment charge in 2001 related to the Contain(R) and Lock&Track(TM) jail management system products and to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

      Interest and Other Expenses. Interest and other expense was $0.9 million for the six months ended June 30, 2002 compared to $1.4 million for the corresponding prior period. The decrease in 2002 was attributable to a decrease in the average amount of indebtedness outstanding and lower applicable interest rates, offset partially by fees associated with the extension of the Company's Credit Facility in March 2002. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating results.

Liquidity and Capital Resources

Cash Flows

      The Company has historically relied upon operating cash flow, debt financing and the sale of equity securities to fund operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

      Cash provided by continuing operations was $7.0 million for the six months ended June 30, 2002 compared to $9.3 million in the corresponding 2001 period. This decrease was primarily due to a $1.1 million increase in net working capital, combined with a $0.5 million decline in net income from continuing operations and a $0.7 million decline in depreciation and amortization expense. As part of the Company's on-going effort to dispose of underperforming assets, in June 2002 we completed the sale of assets associated with our Lock & Track(TM) jail management system product.

      Net cash used in investing activity of continuing operations was $3.5 million for the six months ended June 30, 2002 compared to $4.9 million in the corresponding 2001 period. This decrease was primarily due to the acquisition of TELEQUIP Labs, Inc. in 2001 for $1.7 million. Cash used in investing activities consisted primarily of purchases of property and equipment of $3.3 million for the six month period ended June 30, 2002 and 2001, respectively.

      We anticipate that our capital expenditures in 2002 will increase over 2001 levels based on our anticipated growth in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our Credit Facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems, and to finance our operations for at least the next six months.

      Cash used in financing activities of continuing operations consisted primarily of net payments on the Company's Credit Facility of $3.7 million during the six months ended June 30, 2002 compared to net payments of $2.9 million in the corresponding 2001 period.

Capital Resources

      In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provided for maximum credit of $40.0 million subject to limitations based on certain financial covenants. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 2002. The maximum available borrowings on the Credit Facility was reduced to $30.0 million and interest was set at prime rate plus 1.25% effective June 30, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced in April 2001. In March 2002, the maturity date of the Credit Facility was extended to June 26, 2002. Effective with the March 2002 extension, the maximum available borrowings on the Credit Facility was reduced to $21.8 million and interest was set at prime plus 2.25% (7.0% at June 30, 2002). The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

In April 2002, the Company obtained a further commitment from its lenders to extend, at the option of the Company, the Credit Facility beyond June 26, 2002 to January 2003. Effective June 2002, the Company elected to extend the existing Credit Facility and paid an option exercise fee to its lenders equal to 3.0% of the maximum available borrowing on the Credit Facility. A portion of this option fee will be refunded to the Company in the event the Credit Facility is repaid in full on or before September 30, 2002. Under the terms of the April 2002 extension, the maximum available borrowings on the Credit Facility was reduced to $18.7 million, consisting of a $7.2 million term portion and an $11.5 million line of credit. Further, maximum available borrowing under the line of credit will be reduced by $0.3 million per month beginning in August 2002 and monthly payments of $0.2 million on the term loan will continue through the maturity date. The Company believes it is in compliance with all debt covenants.

      In June 2002, the Company elected to extend its existing Credit Facility to January 3, 2003. As of June 30, 2002, the Company had a total of $19.1 million of total indebtedness, including approximately $14.6 million in senior indebtedness outstanding under this Credit Facility. To facilitate the refinancing of this Credit Facility, the Company has retained J.P. Morgan Securities Inc. to explore and advise us on various financing opportunities and strategies in the private placement market. Our ability to refinance our existing Credit Facility is dependent on many factors, including our future financial and operational performance and the general state of the US economy and capital markets. We cannot assure you that we will be able to obtain new financing or refinance our existing indebtedness when required or that satisfactory terms of any refinancing will be available. If we were not able to obtain new financing or refinance our indebtedness under these circumstances, we would have to consider other options, such as: sale of some assets; sales of equity; negotiations with other lenders to restructure applicable indebtedness; or other options available to us under applicable laws.

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

      The Company also issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (5.75% at June 30, 2002) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002, at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 30, 2002. In April 2002 this note was further extended to February 2003 to facilitate the refinancing of our overall financing structure. Warrants to purchase 25,000 shares of common stock at an exercise price of $2.75 per share have been issued to the lender on terms similar to previous warrants; however, shares will vest proportionately over the term of the note extension.

Contractual Obligations and Commitments

      Set forth below is a summary of the Company's material contractual obligations and commitments as of June 30, 2002:

                                                        Due in One     Due in       Due in     Due After
                                                       Year or Less   2-3 Years    4-5 Years    5 Years      Total
                                                       ------------   ---------    ---------    -------      -----
                                                                              ($ In thousands)
Bank credit facility.............................         $14,604      $   --       $  --          --      $ 14,604
Subordinated note payable........................           3,750          --          --          --         3,750
Operating leases.................................             730         868         277          --         1,875
Capital lease and other..........................             664         132          --          --           796
                                                          -------      ------       -----        ----      --------
Total contractual obligations and commitments....         $19,748      $1,000       $ 277          --      $ 21,025
                                                          =======      ======       =====        ====      ========

      Under the Company's existing Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in this Credit Facility. Subject to certain subordination terms, the subordinated note payable is subject to the same conditions of the Company's Credit Facility through cross default provisions. At June 30, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing arrangements that would trigger acceleration of future lease payments. (See Note 3 of "Notes to Condensed Consolidated Financial Statements").

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

Interest Rate Risk

      We have current debt outstanding under the Credit Facility of $14.6 million at June 30, 2002. Under the terms of the debt agreement the maximum credit available at June 30, 2002 is $18.7 million. The loan bears interest at prime rate plus 2.25% (7.0% at June 30, 2002) with interest payable monthly. Since the interest rate on the loan outstanding is variable and is reset periodically, we are exposed to interest risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $0.1 million based on the amount of borrowings outstanding under the Credit Facility at June 30, 2002.

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

      During 2000 Gateway won a dismissal of a case brought in the First Judicial District Court of the State of New Mexico, styled Valdez v. State of New Mexico, et al. An appeal of the case was certified and is still pending. The case named as defendants the State of New Mexico, several political subdivisions of the State of New Mexico, and several inmate telecommunications service providers, including Gateway. The complaint included a request for certification by the court of a plaintiffs' class action consisting of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other New Mexico correctional facility. The complaint alleged violations of New Mexico Unfair Practices Act, the New Mexico Antitrust Act and the New Mexico Constitution, and also alleged unjust enrichment, constructive trust, economic compulsion, constructive fraud and illegality of contracts, all in connection with the provision of "collect only" inmate telecommunications services. The case was never certified as a class action suit. In August 2002, the New Mexico State Supreme Court affirmed the District Court's dismissal of the plaintiffs' case.

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

      In another case styled Robert E. Lee Jones, Jr. vs. MCI Communications, et al, plaintiffs, 43 inmates of the Bland Correctional Center in Virginia, filed a pro se action alleging constitutional violations, RICO Act violations and violations of federal wiretapping laws. This case was dismissed on all counts in November 2001 and plaintiffs appealed. The dismissal was affirmed by the Fourth Circuit in July 2002.

      In October 2001, relatives of prisoners incarcerated in Oklahoma Department of Correctional facilities filed a putative class action against T-NETIX, AT&T, Evercom and the Oklahoma Department of Corrections for claims in anti-trust, under due process, equal protection and the First Amendment. This case, styled Kathy Lamon, et al v. Ron Ward, et al, was dismissed by the Plaintiffs in July 2002.

In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. The case is in its discovery stages. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 2, 2002, T-NETIX filed its Motion to Sever MCI WorldCom from the patent litigation, which motion has not yet been ruled on.

      From September 1997 and through October 2001, pursuant to a written agreement entered into in connection with settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The vendor (Illuminet, Inc.) notified the Company in November 2001 that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas requesting money damages for T-NETIX' breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments are classified as a long-term prepayment included in Intangible and Other Assets at June 30, 2002 (See Note 2 of "Notes to Condensed Consolidated Financial Statements"). The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the prepaid expense of $2.1 million could be impaired.

      We believe the ultimate disposition of the forgoing matters will not have a material affect on our financial condition, liquidity, or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

      None

ITEM 3. Defaults upon Senior Securities

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

            On May 28, 2002 the Company held its Annual Meeting of Shareholders. Matters voted on and the results of such voting are as follows:

                  1. The election of three directors to hold office for a term of three years or until their respective successors shall be elected and qualified. The following persons were elected as directors and received the number of votes set forth below:

                  Director                          For      Against     Abstain
                  --------                          ---      -------     -------
                  Daniel M. Carney ........  12,426,672            0      13,600
                  Robert A. Geist .........  12,426,672            0      13,600
                  James L. Mann ...........  12,419,872            0      20,400

ITEM 5. Other Information

      None

ITEM 6. Exhibits and Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 T-NETIX, INC.

                                                 By: /s/ THOMAS E. LARKIN
                                                     ------------------------
                                                     Thomas E. Larkin,
                                                     Chief Executive Officer

                                                 By: /s/ HENRY G. SCHOPFER
                                                     ------------------------
                                                     Henry G. Schopfer,
                                                     Chief Financial Officer

Date: August 14, 2002