Form 10-Q
period 2002-09-30
T NETIX INC
filed 2002-11-15
CIK 929757

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2002


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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


              CLASS                              OUTSTANDING AT NOVEMBER 4, 2002
--------------------------------                 -------------------------------
Common stock, $0.01 stated value                             15,051,460



================================================================================

                         FORM 10-Q CROSS REFERENCE INDEX

                                                                                                            PAGE
                                                                                                            ----
                                          PART I FINANCIAL INFORMATION

Item 1       Condensed Financial Statements (Unaudited)...................................................    4
Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations........   16
Item 3       Quantitative and Qualitative Disclosure About Market Risk....................................   24
Item 4       Controls and Procedures.......................................................................  24

                                            PART II OTHER INFORMATION

Item 1       Legal Proceedings.............................................................................  25
Item 2       Changes in Securities and Use of Proceeds.....................................................  26
Item 3       Defaults Upon Senior Securities...............................................................  26
Item 4       Submission of Matters to a Vote of Security Holders...........................................  26
Item 5       Other Information.............................................................................  26
Item 6       Exhibits and Reports on Form 8-K..............................................................  26
             Signatures....................................................................................  27
             Certification by Chief Executive Officer......................................................  28
             Certification by Chief Financial Officer......................................................  29

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
     (Unaudited).........................................................................................................       4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001
     (Unaudited).........................................................................................................       5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001
     (Unaudited).........................................................................................................       6
Notes to Condensed Consolidated Financial Statements (Unaudited).........................................................       7

                         T-NETIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                   2002             2001
                                                                                              --------------   --------------
                                              ASSETS
Cash and cash equivalents ..................................................................  $          473   $          995
Accounts receivable, net (note 2) ..........................................................          23,038           18,030
Prepaid expenses ...........................................................................           2,334            1,232
Inventories ................................................................................             895              705
                                                                                              --------------   --------------
          Total current assets .............................................................          26,740           20,962
Property and equipment, net (note 2) .......................................................          27,714           30,217
Goodwill, net ..............................................................................           2,245            2,245
Deferred tax asset .........................................................................           2,297            2,297
Intangible and other assets, net (note 2) ..................................................           7,271            7,476
                                                                                              --------------   --------------
          Total assets .....................................................................  $       66,267   $       63,197
                                                                                              ==============   ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable .......................................................................  $        9,164   $       10,795
    Accrued liabilities (note 2) ...........................................................           8,604            5,089
    Subordinated note payable (note 3) .....................................................           3,750            3,750
    Current portion of long-term debt (note 3) .............................................          16,878           18,436
                                                                                              --------------   --------------
          Total current liabilities ........................................................          38,396           38,070
    Long-term debt (note 3) ................................................................              90              218
                                                                                              --------------   --------------
          Total liabilities ................................................................          38,486           38,288

Stockholders' equity:
    Preferred stock, $.01 stated value, 10,000,000 shares authorized; no shares
        issued or outstanding at September 30, 2002 and December 31, 2001, respectively ....              --               --
    Common stock, $.01 stated value, 70,000,000 shares authorized; 15,051,460 and 15,032,638 shares issued and outstanding at September 30, 2002 and December 31, 2001,
        respectively .......................................................................             151              150
    Additional paid-in capital .............................................................          41,846           41,831
    Accumulated deficit ....................................................................         (14,216)         (17,072)
                                                                                              --------------   --------------
          Total stockholders' equity .......................................................          27,781           24,909
                                                                                              --------------   --------------
Total liabilities and stockholders' equity .................................................  $       66,267   $       63,197
                                                                                              ==============   ==============



           See accompanying notes to unaudited condensed consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                               --------------------    --------------------
                                                                 2002        2001        2002        2001
                                                               --------    --------    --------    --------
Revenue:
   Telecommunication services ..............................   $ 14,218    $ 15,529    $ 44,587    $ 46,697
   Direct call provisioning ................................     12,736       6,753      34,954      19,834
   Internet services .......................................         --       7,377          --      22,121
   Equipment sales and other ...............................      4,710       1,752       8,127       3,590
                                                               --------    --------    --------    --------
         Total revenue .....................................     31,664      31,411      87,668      92,242
Operating Costs and Expenses:
   Operating costs (exclusive of depreciation and
   amortization shown separately below)
     Telecommunications services ...........................      6,266       5,212      17,010      18,277
     Direct call provisioning ..............................     12,126       6,490      33,208      18,180
     Internet services .....................................         --       5,572          --      15,350
     Cost of equipment sold and other ......................        939         476       2,532       1,566
                                                               --------    --------    --------    --------
         Total operating costs .............................     19,331      17,750      52,750      53,373
   Selling, general and administrative .....................      6,854       6,094      18,789      17,881
   Research and development ................................        799         992       2,320       3,601
   Depreciation and amortization ...........................      3,267       3,138       8,678       9,240
                                                               --------    --------    --------    --------
         Total operating costs and expenses ................     30,251      27,974      82,537      84,095
                                                               --------    --------    --------    --------
         Operating income ..................................      1,413       3,437       5,131       8,147
Interest and other expenses, net ...........................       (897)       (590)     (1,823)     (1,965)
Gain on sale of assets .....................................         --          --          36          --
                                                               --------    --------    --------    --------
Income from continuing operations before income taxes ......        516       2,847       3,344       6,182
Income tax expense .........................................         --        (111)       (180)       (333)
                                                               --------    --------    --------    --------
   Net income from continuing operations ...................        516       2,736       3,164       5,849

Loss from discontinued operations ..........................       (182)       (580)       (615)     (1,950)
   Gain on the sale of assets of discontinued operations ...        308          --         308          --
                                                               --------    --------    --------    --------
Income (loss) from discontinued operations .................        126        (580)       (307)     (1,950)
                                                               --------    --------    --------    --------
Net income before accretion of discount on
   redeemable convertible preferred stock ..................        642       2,156       2,857       3,899
Accretion of discount on redeemable
   convertible preferred stock .............................         --          --          --      (1,077)
                                                               --------    --------    --------    --------

Net income applicable to common stockholders ...............   $    642    $  2,156    $  2,857    $  2,822
                                                               ========    ========    ========    ========

Income per common share from
   continuing operations
     Basic .................................................   $   0.03    $   0.18    $   0.21    $   0.39
                                                               ========    ========    ========    ========
     Diluted ...............................................   $   0.03    $   0.18    $   0.21    $   0.39
                                                               ========    ========    ========    ========
Income (loss) per common share from
   discontinued operations
     Basic .................................................   $   0.01    $  (0.04)   $  (0.02)   $  (0.13)
                                                               ========    ========    ========    ========
     Diluted ...............................................   $   0.01    $  (0.04)   $  (0.02)   $  (0.13)
                                                               ========    ========    ========    ========
Income per common share applicable to
   common shareholders
     Basic .................................................   $   0.04    $   0.14    $   0.19    $   0.19
                                                               ========    ========    ========    ========
     Diluted ...............................................   $   0.04    $   0.14    $   0.19    $   0.19
                                                               ========    ========    ========    ========
Shares used in computing net income
   per common share
     Basic .................................................     15,049      15,032      15,038      14,844
                                                               ========    ========    ========    ========
     Diluted ...............................................     15,359      15,199      15,434      15,032
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

                         T-NETIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                           2002        2001
                                                                         --------    --------
Cash flows from continuing operating activities:
Net income from continuing operations ................................   $  3,164    $  5,849
Adjustments to reconcile net income to net cash provided
by operating activities from continuing operations:
Depreciation and amortization ........................................      8,678       9,240
Gain on the sale of property and equipment ...........................       (344)         --
Changes in operating assets and liabilities:
      Accounts receivable ............................................     (6,500)     (5,708)
      Bad debts ......................................................      1,492         584
      Prepaid expenses ...............................................     (1,102)       (465)
      Inventories ....................................................       (190)        757
      Intangibles and other assets ...................................       (668)     (1,414)
      Loss on write-down of investments ..............................        158          --
      Accounts payable ...............................................     (1,631)      2,105
      Accrued liabilities ............................................      3,515       1,182
                                                                         --------    --------
       Cash provided by operating activities of
            continuing operations ....................................      6,572      12,130
                                                                         --------    --------
Cash used in investing activities of continuing operations:
  Purchase of property and equipment .................................     (5,029)     (4,205)
  Proceeds from sale of assets .......................................        638          --
  Acquisition of business or business assets .........................         --      (1,654)
  Other investing activities .........................................       (325)       (410)
                                                                         --------    --------
       Cash used in investing activities of continuing
            operations ...............................................     (4,716)     (6,269)
                                                                         --------    --------
Cash flows from financing activities of continuing operations:
  Net proceeds from (payments on) line of credit .....................     (1,849)     (3,877)
  Payments on loan and capital leases ................................       (237)        (43)
  Common stock issued for cash under Employee Stock Option Plan ......         15          --
                                                                         --------    --------
       Cash used in financing activities of continuing
            operations ...............................................     (2,071)     (3,920)
Cash used by discontinued operations .................................       (307)     (1,322)
                                                                         --------    --------
Net increase (decrease) in cash and cash equivalents .................       (522)        619
Cash and cash equivalents at beginning of period .....................        995         102
                                                                         --------    --------
Cash and cash equivalents at end of period ...........................   $    473    $    721
                                                                         ========    ========

Supplemental Disclosures:
  Cash paid during the period for:
      Interest .......................................................   $  1,861    $  2,357
                                                                         ========    ========
      Income taxes ...................................................   $    144    $    222
                                                                         ========    ========
  Note received in exchange for assets ...............................   $     91    $     --
                                                                         ========    ========
  Assets received in exchange for note ...............................   $    300    $     --
                                                                         ========    ========
  Common stock received in exchange for assets .......................   $    278    $     --
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

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
Numerator:
    Net income applicable to common stockholders ......   $    642   $  2,156   $  2,857   $  2,822
                                                          ========   ========   ========   ========
Denominator:
    Denominator for basic earnings per share ..........     15,049     15,032     15,038     14,844
    Effect of dilutive securities:
       Stock options ..................................        277        142        366        163
       Warrants .......................................         33         25         30         25
                                                          --------   --------   --------   --------
    Denominator for diluted earnings per share ........     15,359     15,199     15,434     15,032
                                                          ========   ========   ========   ========

    For the three and nine months ended September 30, 2002 and 2001, common stock equivalents of 1,920,000, 1,722,000, 1,619,000 and 1,127,000,
respectively, were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

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

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The effect of adoption was the cessation of amortization of goodwill recorded on previous purchase business combinations. The Company reviewed the recorded goodwill for impairment upon adoption of SFAS No. 142. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be the same as the reportable segments (see note 5). To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of operations. The Company has completed its transitional impairment tests and has determined that no impairment losses for goodwill and other intangible assets will be recorded as a result of the adoption of SFAS No. 142. The Company expects that its depreciation and amortization expense will decrease by approximately $0.8 million annually as a result of the adoption of SFAS No. 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, the Company's net income and income per share for the three and nine months ended September 30, 2001 would have been as follows:

                                                                     THREE MONTHS     NINE MONTHS
                                                                        ENDED            ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                         2001             2001
                                                                    --------------   --------------
Net income applicable to common stockholders, as reported .......   $        2,156   $        2,822
Add back: amortization of goodwill ..............................              227              715
                                                                    --------------   --------------
Net income applicable to common stockholders, as adjusted .......   $        2,383   $        3,537
                                                                    ==============   ==============

Per common share-diluted:
Net income applicable to common stockholders, as reported .......   $         0.14   $         0.19
Amortization of goodwill ........................................   $         0.02   $         0.05
                                                                    --------------   --------------
Net income applicable to common stockholders, as adjusted .......   $         0.16   $         0.24
                                                                    ==============   ==============

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

(2) BALANCE SHEET COMPONENTS

    Accounts receivable consist of the following:

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                     --------------    --------------
                                                          2002              2001
                                                     --------------    --------------
Accounts receivable, net:
   Trade accounts receivable .....................   $       14,728    $       12,540
   Direct call provisioning receivable ...........           12,020             7,040
   Other receivables .............................              362             1,030
                                                     --------------    --------------
                                                             27,110            20,610
        Less: Allowance for doubtful accounts ....           (4,072)           (2,580)
                                                     --------------    --------------
                                                     $       23,038    $       18,030
                                                     ==============    ==============

    Bad debt expense was $3.5 million and $1.7 million for the three months ended September 30, 2002 and 2001, respectively, and $9.5 million and $4.4 million for the nine months ended September 30, 2002 and 2001, respectively.

    Property and equipment consist of the following:

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2002              2001
                                                               --------------    --------------
Property and equipment, net:
   Telecommunications equipment ............................   $       71,640    $       67,615
   Construction in progress ................................            3,954             4,898
   Office equipment ........................................           15,826            13,835
                                                               --------------    --------------
                                                                       91,420            86,348
        Less: Accumulated depreciation and amortization ....          (63,706)          (56,131)
                                                               --------------    --------------
                                                               $       27,714    $       30,217
                                                               ==============    ==============

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)

    Intangible and other assets consist of the following:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                 --------------    --------------
                                                      2002              2001
                                                 --------------    --------------
Intangible and other assets, net:
   Purchased technology assets ...............   $        2,487    $        2,487
   Capitalized software development costs ....            1,843             1,690
   Acquired software technologies ............              420               409
   Acquired contract rights ..................            1,391             1,391
   Patent defense and application costs ......            2,914             2,914
   Deposits and long-term prepayments ........            2,414             2,110
   Other .....................................            1,271             1,170
                                                 --------------    --------------
                                                         12,740            12,171
        Less: Accumulated amortization .......           (5,469)           (4,695)
                                                 --------------    --------------
                                                 $        7,271    $        7,476
                                                 ==============    ==============

    Accrued liabilities consist of the following:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                 --------------   --------------
                                                      2002             2001
                                                 --------------   --------------
Accrued liabilities:
   Deferred revenue and customer advances ....   $        2,260   $        1,215
   Compensation related ......................            2,709            3,172
   Accrued site commissions....................           2,442              131
   Other .....................................            1,193              571
                                                 --------------   --------------
                                                 $        8,604   $        5,089
                                                 ==============   ==============

(3) DEBT

    Debt consists of the following:

                                      SEPTEMBER 30,     DECEMBER 31,
                                      --------------   --------------
                                           2002             2001
                                      --------------   --------------
Debt:
   Bank lines of credit ...........   $       16,359   $       18,208
   Subordinated note payable ......            3,750            3,750
   Other ..........................              609              446
                                      --------------   --------------
                                      $       20,718   $       22,404
        Less current portion ......           20,628           22,186
                                      --------------   --------------
        Non current portion .......   $           90   $          218
                                      ==============   ==============

    In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provided for maximum credit of $40.0 million subject to limitations based on certain financial covenants. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 2002. The maximum available borrowings on the Credit Facility was reduced to $30.0 million and interest was set at prime rate plus 1.25% effective June 30, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced in April 2001. In March 2002, the maturity date of the Credit Facility was extended to June 26, 2002. Effective with the March 2002 extension, the maximum available borrowings on the Credit Facility was reduced to $21.8 million and interest was set at prime plus 2.25% (7.0% at September 30, 2002). The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

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

    The Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. These ratios include a debt to a four quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of fixed charges (interest and debt payments) to EBITDA, and minimum quarterly EBITDA. The Agreement also prohibits the Company from incurring additional indebtedness. The Company is in compliance with all debt covenants at September 30, 2002.

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

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                           --------------------    --------------------
                                             2002        2001        2002        2001
                                           --------    --------    --------    --------
Revenue ................................   $     --    $     10    $    101    $     31
Operating loss .........................       (182)       (580)       (615)     (1,950)
Gain on sale of discontinued assets ....        308          --         308          --
Net income/(loss) ......................        126        (580)       (307)     (1,950)

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

    In July 2002, the Company completed the sale of the SpeakEZ speaker verification assets to SpeechWorks International, Inc. ("SpeechWorks") for $0.4 million cash and approximately 130,000 shares of SpeechWorks common stock valued at $0.3 million, subject to a 10% escrow provision and recognized a gain on the sale of discontinued operations of $0.3 million. In addition, SpeechWorks will pay the Company an earn-out fee based on the sale over the next two years of future SpeechWorks products incorporating the SpeakEZ technology. Payment of the earn-out fee, if any, will be made through the issuance of additional shares of SpeechWorks common stock. As part of the sales agreement, the Company retained the right to utilize the speech recognition technology in the corrections industry. SpeechWorks stock received by the Company will not be registered.

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

    The Company has two reportable segments: the Corrections and Internet Services Divisions. Through its Corrections Division, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including Verizon, AT&T, SBC Communications, Sprint and Qwest and through direct contracts between the Company and correctional facilities. In addition, primarily through its subsidiary TELEQUIP Labs, the Company sells inmate call processing systems to certain telecommunication providers. Through its Internet Service Division, the Company provided interLATA Internet services to Qwest customers through a master service agreement, the "Qwest Agreement". Effective November 2001, substantially all services and associated revenue under this agreement ceased due to the expiration of this contract.

    Formerly, the Company reported a third business segment, the SpeakEZ Speaker Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, the Company formalized its decision to offer for sale its voice print business unit, which included the SpeakEZ speaker verification products. Accordingly, related operating results of this business unit have been reported as discontinued operations in the consolidated financial statements. Segment reporting has been conformed to correspond to the current presentation. As described in Note 4 of "Notes to Condensed Consolidated Financial Statements," the Company completed the sale of SpeakEZ assets in July 2002.

    The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three and nine months ended September 30, 2002 and the comparable 2001 periods is as follows:

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division ................................   $ 31,664   $ 24,034   $ 87,668   $ 70,121
  Internet Services Division ..........................         --      7,377         --     22,121
                                                          --------   --------   --------   --------
                                                          $ 31,664   $ 31,411   $ 87,668   $ 92,242
                                                          ========   ========   ========   ========
RESEARCH AND DEVELOPMENT
  Corrections Division ................................   $    799   $    992   $  2,320   $  3,601
  Internet Services Division ..........................         --         --         --         --
                                                          --------   --------   --------   --------
                                                          $    799   $    992   $  2,320   $  3,601
                                                          ========   ========   ========   ========
DEPRECIATION AND AMORTIZATION
  Corrections Division ................................   $  3,267   $  3,138   $  8,678   $  9,240
  Internet Services Division ..........................         --         --         --         --
                                                          --------   --------   --------   --------
                                                          $  3,267   $  3,138   $  8,678   $  9,240
                                                          ========   ========   ========   ========
INTEREST AND OTHER EXPENSE
  Corrections Division ................................   $    897   $    590   $  1,823   $  1,965
  Internet Services Division ..........................         --         --         --         --
                                                          --------   --------   --------   --------
                                                          $    897   $    590   $  1,823   $  1,965
                                                          ========   ========   ========   ========
OPERATING INCOME (LOSS):
  Corrections Division ................................   $  1,413   $  1,632   $  5,131      1,376
  Internet Services Division ..........................         --      1,805         --      6,771
                                                          --------   --------   --------   --------
                                                          $  1,413   $  3,437   $  5,131   $  8,147
                                                          ========   ========   ========   ========
SEGMENT EARNINGS (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX:
  Corrections Division ................................   $    516   $  1,041   $  3,344   $   (589)
  Internet Services Division ..........................         --      1,806         --      6,771
                                                          --------   --------   --------   --------
                                                          $    516   $  2,847   $  3,344   $  6,182
                                                          ========   ========   ========   ========


                                  SEPTEMBER 30,     DECEMBER 31,
                                       2002             2001
                                  --------------   --------------
SEGMENT ASSETS:
Corrections Division ..........   $       66,267   $       63,197
Internet Services Division ....               --               --
                                  --------------   --------------
                                  $       66,267   $       63,197
                                  ==============   ==============

    Substantially all revenue reported by our Internet Services Division for the three and nine months ended September 30, 2001 was attributable to our GSP agreement with Qwest which expired in November 2001. There was no intersegment revenue for the three and nine months ending September 30, 2002 and the comparable 2001 period. Consolidated total assets included eliminations of approximately $0.7 million as of September 30, 2002. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the TELEQUIP Labs subsidiary related solely to intercompany borrowings.

(6) COMMITMENTS AND CONTINGENCY

    From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material adverse affect on our financial condition, liquidity, or results of operations.

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

    T-NETIX is a defendant in a state case brought in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has cross appealed. The T-NETIX and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

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

    In another case styled Robert E. Lee Jones, Jr. v. MCI Communications, et al, plaintiffs, 43 inmates of the Bland Correctional Center in Virginia, filed a pro se action alleging constitutional violations, RICO Act violations and violations of federal wiretapping laws. This case was dismissed on all counts in November 2001 and plaintiffs appealed. The dismissal was affirmed by the Fourth Circuit in July 2002.

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

    In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. The case is in its discovery stages. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to server MCI WorldCom from the patent litigation, which motion has not yet been ruled on.

    From September 1997 and through October 2001, pursuant to a written agreement entered into in connection with settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet under the contract were in the nature of the transport of queries by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, the vendor (Illuminet, Inc.) notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas requesting money damages for T-NETIX' breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments are classified as a long-term prepayment included in Intangible and Other Assets at September 30, 2002 (See Note 2 of "Notes to Condensed Consolidated Financial Statements"). It is the contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet. The Company intends to vigorously pursue its rights under the agreement. In the event the company is not supported in the arbitration or any related litigation, the prepaid expense of $2.1 million could be impaired. The arbitration hearing is currently set for the week of December 9, 2002.

    In August 2001, the U.S. Bankruptcy Court for the Central District of California approved the sale of assets of OAN Services, Inc. ("OAN"), a Chapter 11 debtor and the primary billing agent of the Company. The Company and about 20 other customers received a portion of the proceeds. The sole objecting customer appealed to the Bankruptcy Appellate Panel but it was dismissed as moot. In December 2001, the Bankruptcy Court granted OAN's Summary Judgment Motion and ruled against the objecting customer. In late August 2002, the United States District Court reversed the summary judgment and remanded the case to the Bankruptcy Court. The objecting customer has notified the other customers, including the Company, that if it ultimately prevails, it intends to pursue available claims against the bankruptcy estate and the customers receiving the portion of the proceeds.

    We believe the ultimate disposition of the foregoing matters will not have a material affect on our financial condition, liquidity, or results of operations.

(7) SUBSEQUENT EVENTS

    In November 2002, the Company obtained new financing (the "New Credit Facility"). Net proceeds of this New Credit Facility were utilized to repay in full the existing Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank and the Subordinated Note Payable (see Note 3 of "Notes to Condensed Consolidated Financial Statements"). The New Credit Facility provides for maximum credit availability of $31.0 million, subject to limitations based on certain financial covenants, and consists of a $14.0 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million.

    The Senior Secured Term Loan bears interest at LIBOR plus 6.0%, with 16 equal quarterly principal installment payments thorough December 2006. Due in 2008, the Senior Subordinated Promissory Note bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% of payment in kind interest. In addition, the lender received warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. Availability under the Revolving Credit Facility is based on the lesser of eligible accounts receivable or a calculated

                         T-NETIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                   (UNAUDITED)


maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

    The New Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the New Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. These ratios include a debt to four-quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of EBITDA less capital expenditures to fixed charges (interest, taxes and scheduled debt service payments), and a minimum capitalization ratio. The Agreement also places limits on the amount of additional indebtedness the Company can incur.

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

    Our Corrections Division also provides our inmate calling services directly as a telecommunications provider to correctional facilities, or "Direct Customers". In a typical arrangement, we operate under site-specific contracts, generally for a period of two to three years. We provide the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. We then use the services of third parties to bill the calls on the called party's local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because the Company receives the entire retail value of the collect call. Due to commissions and other operating costs, including uncollectible costs, the gross margin percentage from this model is lower than our telecommunication service arrangements.

    Under the direct call-provisioning model, the Company provides inmate-calling services directly to a correctional facility as a certificated telecommunications provider. In a typical arrangement, the Company operates under site-specific contracts with terms of generally two to three years. After the initial term of the contract, the correctional facility may choose to renew the contract with the existing provider or initiate a formal competitive bid process. The telecommunications industry, particularly the inmate calling market, is and can be expected to remain highly competitive. While the Company has historically maintained a high rate of retention of existing inmate calling service contracts, the Company may not be able to compete effectively with our current or future competitors for these contracts, which would have a material adverse effect on our business, operating results, and financial condition.

    Equipment sales and other revenue include the sales of our inmate calling system (primarily the systems of our wholly owned subsidiary, TELEQUIP Labs, Inc.) and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

INTERNET SERVICES DIVISION

    In December 1999, the Company entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Qwest Agreement through October 2001. Effective November 2001, substantially all services and associated revenue under this agreement had ceased. The Company may incur additional costs in connection with the termination of the business of this Internet service division.

    Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

SPEAKER VERIFICATION DIVISION

    The Company formerly reported a third business segment, the SpeakEZ Speaker Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, management of T-NETIX made the decision to curtail operations of this portion of the Company in order to enhance overall Company performance by reducing the negative impact of SpeakEZ operations on both the net earnings and cash flow. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. Pursuant to this strategy and due to the subsequent sale of the assets, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements. See Note 4 of "Notes to Condensed Consolidated Financial Statements".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

    The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended September 30, 2002 and 2001.

                                                               2002    2001
                                                               ----    ----
Revenue:
  Telecommunications services ..............................     45%     49%
  Direct call provisioning .................................     40      22
  Internet services ........................................     --      23
  Equipment sales and other ................................     15       6
                                                               ----    ----
   Total revenue ...........................................    100     100
Expenses:
  Operating costs ..........................................     61      57
  Selling, general and administrative ......................     22      19
  Research and development .................................      2       3
  Depreciation and amortization ............................     10      10
                                                               ----    ----
   Operating income ........................................      5      11
  Interest and other expense ...............................      3       2
                                                               ----    ----
   Income from continuing operations before income taxes ...      2       9
  Income tax expense .......................................     --      --
                                                               ----    ----
   Net income from continuing operations ...................      2       9
  Loss from discontinued operations ........................     --       2
                                                               ----    ----
   Net Income (loss) applicable to common stock ............      2%      7%
                                                               ====    ====

    Total Revenue. Total revenue for the three months ended September 30, 2002 was $31.7 million, an increase of 1% from $31.4 million for the corresponding 2001 period. This increase was attributable to increases in direct provisioning of $6.0 million and equipment sales and other of $3.0 million offset in part by decreases in Internet services of $7.4 million and telecommunications services of $1.3 million,. The decline in revenues from the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this single purpose division had substantially ceased, including those under the Qwest Agreement.

    Telecommunications services revenue decreased 8% to $14.2 million for the three months ended September 30, 2002 from $15.5 million for the corresponding prior period. This decrease was primarily due to a one-time software upgrade service performed in the 2001 period and the transition of a department of corrections contract in 2002 to a direct call provisioning basis.

    Direct call provisioning revenue increased 89% to $12.7 million for the three months ended September 30, 2002 from $6.8 million in the corresponding prior period. This increase was primarily due to the recent awarding of several department of corrections contracts for which the Company is provisioning call processing services. The addition of these sites is a result of the Company's success in competitive bidding arrangements for contracts directly with correctional facilities.

    Equipment sales and other revenue increased 169% to $4.7 million for the three month period ended September 30, 2002 from $1.7 million in the corresponding prior period. This increase was largely attributable to the finalization of certain financial aspects associated with the Qwest Agreement in 2002. Equipment sales of TELEQUIP Labs, Inc., an inmate equipment provider, also increased in the 2002 period. Equipment sales of TELEQUIP are primarily associated with a single telecommunication service provider and revenue associated with such sales are dependent upon the timing of sales and installations for this customer.

    Operating costs. Total operating costs increased 9% to $19.3 million for the three months ended September 30, 2002 from $17.8 million in the corresponding prior period. This increase was primarily due to an increase in direct call provisioning expenses of $5.6 million, cost of equipment sold and other of $0.5 million and telecommunication services of $1.1 million offset partially by a decrease in Internet services of $5.6 million. The decline in operating costs for the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, operations of this single purpose division had substantially ceased, including those under the Qwest Agreement.

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

    The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended September 30, 2002 and 2001.

                                           2002    2001
                                           ----    ----
Operating costs and expenses:
  Telecommunications services ..........     44%     34%
  Direct call provisioning .............     95      96
  Internet services ....................     --      76
  Cost of equipment sold and other .....     20      27

    Operating costs associated with providing telecommunications services, as a percentage of corresponding revenue, were 44% for the three months ended September 30, 2002, an increase from 34% for the comparable 2001 period. Total telecommunications services operating costs were $6.3 million for the three months ended September 30, 2002 and $5.2 million for the corresponding prior period. The increase in operating costs and costs as a percentage of applicable revenue in 2002 was due to increased repairs and maintenance and personnel costs, offset partially by lower communication expenses.

    Direct call provisioning costs, as a percentage of corresponding revenue, were 95% of revenue for the three months ended September 30, 2002, a decrease from 96% in 2001. Due to the awarding of several department of correction contracts, total direct call provisioning operating costs increased to $12.1 million for the three months ended September 30, 2002, compared to $6.5 million for the corresponding prior period. This decrease in costs as a percentage of applicable revenue was due primarily to lower communication expenses, offset partially by a proportional increase in commission and bad debt expenses associated with the increase in direct call provisioning revenue. Bad debt expense increased primarily due to a greater volume of calls being processed to Competitive Local Exchange Carriers ("CLEC") where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, modified its call handling processes to block certain of these CLEC calls, thereby reducing its unbillable call volume.

    Cost of equipment sold and other as a percentage of corresponding revenue was 20% of revenue for the three months ended September 30, 2002, a decrease from 27% in 2001. Due to increased equipment sales of TELEQUIP Labs, Inc., total costs of equipment sold and other were $0.9 million for the three months ended September 30, 2002 compared to $0.5 million for the corresponding 2001 period. The decrease in costs as a percentage of applicable revenue was primarily due to the favorable impact of the settlement of certain claims and liabilities associated with the Qwest Agreement in 2002.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.9 million and $6.1 million for the three months ended September 30, 2002 and 2001, respectively. The increase in 2002 was primarily due to increased contract labor, professional consulting fees and legal fees, offset partially by a deduction of an expense associated with the 2002 executive incentive compensation plan.

    Research and Development Expenses. Research and development expenses were $0.8 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively.

    Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.3 million for the three months ended September 30, 2002, an increase from $3.1 million for the comparable 2001 period. Depreciation expense for the three months ended September 30, 2002 totaled $3.0 million and compared to $2.5 million in 2001. The increase was due to increased capital spending associated with system upgrades during 2002. Amortization expense declined to $0.3 million in the three months ended September 30, 2002 versus $0.6 million for the corresponding 2001 period. This decrease in amortization expense was primarily due to the impairment charge in 2001 related to the Contain(R) and Lock&Track(TM) jail management system products and to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

    Interest and Other Expenses. Interest and other expense was $0.9 million for the three months ended September 30, 2002 compared to $0.6 million for the corresponding prior period. The increase in 2002 was attributable to fees associated with the extension of our Credit Facility in April 2002, offset partially by a decrease in the average amount of indebtedness outstanding and lower applicable interest rates. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating results. Other Expenses for the three months ended September 30, 2002 also included $0.2 million loss related to the writedown of an investment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

    The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended September 30, 2002 and 2001.

                                                                         2002    2001
                                                                         ----    ----
Revenue:
  Telecommunications services ........................................     51%     51%
  Direct call provisioning ...........................................     40      21
  Internet services ..................................................     --      24
  Equipment sales and other ..........................................      9       4
                                                                         ----    ----
   Total revenue .....................................................    100     100
Expenses:
  Operating costs ....................................................     60      58
  Selling, general and administrative ................................     21      19
  Research and development ...........................................      3       4
  Depreciation and amortization ......................................     10      10
                                                                         ----    ----
   Operating income ..................................................      6       9
  Interest and other expense .........................................      2       2
                                                                         ----    ----
   Income from continuing operations before income taxes .............      4       7
  Income tax expense .................................................     --      --
                                                                         ----    ----
   Net income from continuing operations .............................      4       7
  Loss from discontinued operations ..................................      1       2
  Accretion of discount as redeemable convertible preferred stock ....     --       2
                                                                         ----    ----
   Net Income (loss) applicable to common stock ......................      3%      3%
                                                                         ====    ====

    Total Revenue. Total revenue for 2002 was $87.7 million, a decrease of 5% from $92.2 million for the corresponding 2001 period. This decrease was attributable to decreases in Internet services of $22.1 million and telecommunications services of $2.1 million, offset in part by increases in direct provisioning of $15.1 million and equipment sales and other of $4.5 million. The decline in revenues from the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, all services of this single purpose division had substantially ceased, including those under the Qwest Agreement.

    Telecommunications services revenue decreased 5% to $44.6 million for the nine months ended September 30, 2002 from $46.7 million for the corresponding prior period. This decrease was primarily due to a decline in call volumes and the transition of certain department of corrections contract to a direct call provisioning basis.

    Direct call provisioning revenue increased 76% to $35.0 million for the nine months ended September 30, 2002 from $19.8 million in the corresponding prior period. This increase was primarily due to the recent awarding of several department of corrections contracts for which the Company is provisioning call processing services. The addition of these sites is a result of our being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

    Equipment sales and other revenue increased 126% to $8.1 million for the nine month period ended September 30, 2002 from $3.6 million in the corresponding prior period. This increase was largely attributable to increased equipment sales of TELEQUIP Labs, Inc., an inmate equipment provider. Sales of equipment at TELEQUIP are primarily associated with a single telecommunication service provider and revenue associated with such sales are dependent upon the timing of sales and installations for this customer. In addition, 2002 results include the finalization of certain financial aspects associated with the Qwest Agreement.

    Operating costs. Total operating costs decreased 1% to $52.7 million for the nine months ended September 30, 2002 from $53.4 million in the corresponding prior period. The decrease was primarily due to decreases in Internet services of $15.4 million and telecommunication services of $1.3 million, offset partially by an increase in direct call provisioning expenses of $15.0 million and the cost of equipment sold of $1.0 million. The decline in operating costs for the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, substantially all services of this single purpose division had substantially ceased, including those under the Qwest Agreement.

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

    The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended September 30, 2002 and 2001.

                                           2002    2001
                                           ----    ----
Operating costs and expenses:
  Telecommunications services ..........     38%     39%
  Direct call provisioning .............     95      92
  Internet services ....................     --      69
  Cost of equipment sold and other .....     31      44

    Operating costs associated with providing telecommunications services, as a percentage of corresponding revenue, was 38% for the nine months ended September 30, 2002, a decrease from 39% for the comparable 2001 period. Total telecommunications services operating costs were $17.0 million for the nine months ended September 30, 2002 and $18.3 million for the corresponding prior period. The decrease in 2002 was primarily due to reductions in personnel costs and lower contract labor, call validation fees, travel and communications expenses, partially offset by increased repairs and maintenance costs.

    Direct call provisioning costs, as a percentage of applicable revenue, were 95% of revenue for the nine months ended September 30, 2002 compared to 92% in the comparable 2001 period. Due to the awarding of several department of correction contracts, total direct call provisioning operating costs increased to $33.2 million for the nine months ended September 30, 2002 from $18.2 million for the corresponding 2001 period. This increase in costs as a percentage of applicable revenue was due primarily to a proportional increase in bad debt expense and commission expenses associated with the increase in direct call provisioning revenue. Bad debt expense increased primarily due to a greater volume of calls being processed to Competitive Local Exchange Carriers ("CLEC") where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, modified its call handling processes to block certain of these CLEC calls, thereby reducing its unbillable call volume.

    Cost of equipment sold and other as a percentage of applicable revenue decreased to 31% of revenue for the nine months ended September 30, 2002 from 44% for the corresponding prior period. Due to increased equipment sales of TELEQUIP Labs, Inc., total costs of equipment sold and other were $2.5 million for the nine months ended September 30, 2002 compared to $1.6 million for the corresponding 2001 period. The decrease in costs as a percentage of applicable revenue was primarily due to the favorable impact of the settlement of certain claims and liabilities associated with the Qwest Agreement in 2002.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.8 million and $17.9 million for the nine months ended September 30, 2002 and 2001, respectively. This increase was primarily due to increases in personnel costs, professional services fees and legal fees, offset partially by a deduction of an expense associated with the 2002 executive incentive compensation plan.

    Research and Development Expenses. Research and development expenses were $2.3 million in the nine months ended September 30, 2002 compared to $3.6 million for the corresponding prior period. This decrease was primarily due to reductions in personnel and contract labor expense in 2002, as compared to 2001 levels.

    Depreciation and Amortization Expenses. Depreciation and amortization expense was $8.7 million for the nine months ended September 30, 2002, a decrease from $9.2 million for the comparable 2001 period. Depreciation expense increased to $7.9 million in the nine months ended September 30, 2002 compared to $7.7 million in 2001. Amortization expense declined to $0.8 million in the nine months ended September 30, 2002 versus $1.5 million for the corresponding 2001 period. This decrease in amortization expense was primarily due to the impairment charge in 2001 related to the Contain(R) and Lock & Track(TM) jail management system products and to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

    Interest and Other Expenses. Interest and other expense was $1.8 million for the nine months ended September 30, 2002 compared to $2.0 million for the corresponding prior period. The decrease in 2002 was attributable to a decrease in the average amount of indebtedness outstanding and lower applicable interest rates, offset partially by fees associated with the extension of the Company's Credit Facility in April 2002. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating results. Other Expenses for the nine months ended September 30, 2002 included a $0.2 million loss related to the writedown of an investment.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

    The Company has historically relied upon operating cash flow, debt financing and the sale of equity securities to fund operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

    Cash provided by continuing operations was $6.6 million for the nine months ended September 30, 2002 compared to $12.1 million in the corresponding 2001 period. This decrease was primarily due to a $1.9 million increase in net working capital, combined with a $2.7 million decline in net income from continuing operations and a $0.6 million decline in depreciation and amortization expense.

    Net cash used in investing activity of continuing operations was $4.7 million for the nine months ended September 30, 2002 compared to $6.3 million in the corresponding 2001 period. This decrease was primarily due to the acquisition of TELEQUIP Labs, Inc. in 2001 for $1.7 million. Cash used in investing activities consisted primarily of purchases of property and equipment of $5.0 million for the nine month period ended September 30, 2002 compared to $4.2 million for the corresponding 2001 period. As part of the Company's on-going effort to dispose of underperforming assets, we completed the sale of assets associated with our Lock & Track(TM) jail management system product and the SpeakEZ speaker verification assets for $0.6 million during 2002.

    We anticipate that our capital expenditures in 2002 will exceed 2001 levels based on our anticipated growth in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our Credit Facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems, and to finance our operations for at least the next twelve months.

    Cash used in financing activities of continuing operations consisted primarily of net payments on the Company's Credit Facility of $1.8 million during the nine months ended September 30, 2002 compared to net payments of $3.9 million in the corresponding 2001 period.

Capital Resources

    In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provided for maximum credit of $40.0 million subject to limitations based on certain financial covenants. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 2002. The maximum available borrowings on the Credit Facility was reduced to $30.0 million and interest was set at prime rate plus 1.25% effective June 30, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced in April 2001. In March 2002, the maturity date of the Credit Facility was extended to June 26, 2002. Effective with the March 2002 extension, the maximum available borrowings on the Credit Facility was reduced to $21.8 million and interest was set at prime plus 2.25% (7.0% at September 30, 2002). The Company also pays a fee of 0.40% per annum on the unused portion of the line of credit.

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

    In June 2002, the Company elected to extend its existing Credit Facility to January 3, 2003. As of September 30, 2002, the Company had a total of $20.7 million of total indebtedness, including approximately $16.7 million in senior indebtedness outstanding under this Credit Facility. To facilitate the refinancing of this Credit Facility, the Company has retained J.P. Morgan Securities Inc. to explore and advise us on various financing opportunities and strategies in the private placement market. Our ability to refinance our existing Credit Facility is dependent on many factors, including our future financial and operational performance and the general state of the US economy and capital markets. The Company cannot provide any assurance that new financing can be obtained, that our existing indebtedness can be refinanced when required, or that satisfactory terms of any refinancing would be available. If we were not able to obtain new financing or refinance our indebtedness under these circumstances, the Company would have to consider other options, such as: sale of some assets; sales of equity; negotiations with other lenders to restructure applicable indebtedness; or other options available to us under applicable laws.

    In April 2000, the Company raised $7.5 million of debt and equity financing. The net proceeds of approximately $7.2 million were used to reduce the outstanding balance on the Credit Facility. The Company issued 3,750 shares of series A non-voting redeemable convertible preferred stock and five-year stock purchase warrants to acquire 340,909 common shares for net proceeds of $3.5 million. In November 2000, 500 shares of the preferred stock were converted into 250,630 shares of common stock at a conversion price of $2.09 per share. In February of 2001, the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The unamortized discount on the preferred stock of $1.1 million was recognized as a charge to income (loss) applicable to common stockholders.

    The Company also issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company. The note bears interest at prime rate plus one percent per annum (5.75% at September 30, 2002) which is payable every six months. The lender received warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 30, 2002, at which time the lender received additional warrants, which are immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 30, 2002. In April 2002 this note was further extended to February 2003 to facilitate the refinancing of our overall financing structure. Warrants to purchase 25,000 shares of common stock at an exercise price of $2.75 per share have been issued to the lender on terms similar to previous warrants; however, shares will vest proportionately over the term of the note extension.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

    Set forth below is a summary of the Company's material contractual obligations and commitments as of September 30, 2002:

                                                      DUE IN ONE     DUE IN      DUE IN     DUE AFTER
                                                     YEAR OR LESS   2-3 YEARS   4-5 YEARS    5 YEARS      TOTAL
                                                     ------------   ---------   ---------   ---------   ---------
                                                                             ($ IN THOUSANDS)
Bank credit facility .............................   $     16,359   $      --   $      --          --   $  16,359
Subordinated note payable ........................          3,750          --          --          --       3,750
Operating leases .................................            836         790         237          --       1,863
Capital lease and other ..........................            519          90          --          --         609
                                                     ------------   ---------   ---------   ---------   ---------
Total contractual obligations and commitments ....   $     21,464   $     880   $     237          --   $  22,581
                                                     ============   =========   =========   =========   =========

    Under the Company's existing Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in this Credit Facility. Subject to certain subordination terms, the subordinated note payable is subject to the same conditions of the Company's Credit Facility through cross default provisions. At September 30, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing arrangements that would trigger acceleration of future lease payments. (See Note 3 of "Notes to Condensed Consolidated Financial Statements").

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

Interest Rate Risk

    We have current debt outstanding under the Credit Facility of $16.7 million at September 30, 2002. Under the terms of the debt agreement the maximum credit available at September 30, 2002 is $17.5 million. The loan bears interest at prime rate plus 2.25% (7.0% at September 30, 2002) with interest payable monthly. Since the interest rate on the loan outstanding is variable and is reset periodically, we are exposed to interest risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $0.2 million based on the amount of borrowings outstanding under the Credit Facility at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

    Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).

    Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material adverse affect on our financial condition, liquidity, or results of operations.

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

    In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. The case is in its discovery stages. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to sever MCI WorldCom from the patent litigation, which motion has not yet been ruled on.

    From September 1997 and through October 2001, pursuant to a written agreement entered into in connection with settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet under the contract were in the nature of the transport of queries by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, the vendor (Illuminet, Inc.) notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas requesting money damages for T-NETIX' breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments are classified as a long-term prepayment included in Intangible and Other Assets at September 30, 2002 (See Note 2 of "Notes to Condensed Consolidated Financial Statements"). It is the contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet. The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the prepaid expense of $2.1 million could be impaired. The arbitration hearing is currently set for the week of December 9, 2002.

    In August 2001, the U.S. Bankruptcy Court for the Central District of California approved the sale of assets of OAN Services, Inc. ("OAN"), a Chapter 11 debtor and the primary billing agent of the Company. The Company and about 20 other customers received a portion of the proceeds. The sole objecting customer appealed to the Bankruptcy Appellate Panel but it was dismissed as moot. In December 2001, the Bankruptcy Court granted OAN's Summary Judgment Motion and ruled against the objecting customer. In late August 2002, the United States District Court reversed the summary judgment and remanded the case to the Bankruptcy Court. The objecting customer has notified the other customers, including the Company, that if it ultimately prevails, it intends to pursue available claims against the bankruptcy estate and the customers receiving the portion of the proceeds.

    We believe the ultimate disposition of the forgoing matters will not have a material affect on our financial condition, liquidity, or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

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

                                       T-NETIX, INC.

                                       By:  /s/ THOMAS E. LARKIN
                                          -------------------------
                                              Thomas E. Larkin,
                                           Chief Executive Officer


                                       By:  /s/ HENRY G. SCHOPFER
                                          -------------------------
                                              Henry G. Schopfer,
                                           Chief Financial Officer



Date: November 14, 2002

                                  CERTIFICATION

I, Thomas E. Larkin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of T-NETIX, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002
                                       By:  /s/ THOMAS E. LARKIN
                                          -------------------------
                                              Thomas E. Larkin
                                           Chief Executive Officer

                                  CERTIFICATION

I, Henry G. Schopfer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of T-NETIX, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002
                                       By: /s/ HENRY G. SCHOPFER
                                          -----------------------
                                             Henry G. Schopfer
                                          Chief Financial Officer