Form 10-K
period 2002-12-31
T NETIX INC
filed 2003-03-31
CIK 929757

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             ------------------------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         COMMISSION FILE NUMBER 0-25016

             ------------------------------------------------------


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

             ------------------------------------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second quarter: $50,425,000.

     The number of shares outstanding of the Registrant's common stock as of March 27, 2003 was 15,052,210.

     The following document is incorporated herein by reference into the part of the Form 10-K indicated: the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed prior to April 30, 2003, pursuant to regulation 14A of the General Rules and Regulations of the Commission, is incorporated by reference into Part III of this Form 10-K.

================================================================================

                         FORM 10-K CROSS REFERENCE INDEX

                                                                                                                            PAGE
                                                               PART I
Item 1         Business.................................................................................................      3
Item 2         Properties...............................................................................................     11
Item 3         Legal Proceedings........................................................................................     11
Item 4         Submission of Matters to a Vote of Security-Holders......................................................     11

                                                              PART II
Item 5         Market for Registrant's Common Equity and Related Stockholder Matters....................................     14
Item 6         Selected Financial Data..................................................................................     14
Item 7         Management's Discussion and Analysis of Financial Condition and Results of Operations....................     16
Item 7A        Quantitative and Qualitative Disclosure About Market Risk................................................     26
Item 8         Financial Statements and Supplementary Data..............................................................     27
Item 9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................     27

                                                             PART III
Item 10        Directors and Executive Officers of the Registrant.......................................................     28
Item 11        Executive Compensation...................................................................................     28
Item 12        Security Ownership of Certain Beneficial Owners and Management...........................................     28
Item 13        Certain Relationships and Related Transactions...........................................................     28

                                                              PART IV
Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................     28

                                     PART I

     In this Annual Report on Form 10-K, "T-NETIX" refers to T-NETIX, Inc. and the "Company", "we," "our" and "us" refer to T-NETIX and its consolidated subsidiaries (unless the context otherwise requires).

INTRODUCTORY NOTE

    Subsequent to the issuance of our Annual Report for the year ended December 31, 2001, we determined that certain contract setup costs incurred by the Company in 2001 should have been charged to operating expenses rather than reflected on the balance sheet as an asset. As a result of changing our accounting treatment for certain contract setup costs, the Company determined that our financial statements as of and for the year ended December 31, 2001 should be restated. The effect of the restatement is an increase to the previously reported net loss of $0.4 million for the twelve months ended December 31, 2001, as a result of additional operating costs. There is no significant impact with using this new accounting treatment on the previously reported financial results for the years ended prior to 2001 and for the first three quarters of 2002. Please see "Restatement of Previously Issued Financial Statements" in Item 7 of this Annual Report and Note 11 to our Consolidated Financial Statements filed as part of this Annual Report.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

     T-NETIX, headquartered in Carrollton, Texas, provides telecommunications products and services, including security enhanced call processing, call validation and billing, for inmate calling. The Company provides its corrections-related products and services to more than 1,400 private, local, county and state correctional facilities in the United States and Canada. We deliver these products and services through contracts with some of the world's leading telecommunications service providers, including Verizon, AT&T, SBC Communications, Sprint and Qwest, and through direct contracts with correctional facilities. Revenue from contracts with the telecommunications service providers is identified in Part IV, Item 15 Financial Statements as "Telecommunications Services", and revenue from direct contracts with the correctional facilities is identified as "Direct call provisioning." As of December 31, 2002, T-NETIX employed 456 people in 35 states.

The Company was incorporated on August 21, 1986 under the name of Tele-Matic Corporation. In 1995, the company changed its name to T-NETIX, Inc.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Information relating to our revenue, operating profit or loss, and total assets by segment, is set forth in Note 6 of "Notes to Consolidated Financial Statements".

NARRATIVE DESCRIPTION OF BUSINESS

     During 2002, the Company had a single reportable business segment: the Corrections Division. The Company currently derives substantially all of its revenues from its operation of the Corrections Division, which remains and is expected to remain the core business focus.

     The Company formerly reported two additional business segments: the Internet Services and SpeakEZ voice verification divisions. Through its Internet Services Division, the Company provided interLATA Internet services to Qwest customers through a master service agreement, the "Qwest Agreement". Effective November 2001, substantially all services and associated revenue under this agreement ceased due to the expiration of this contract. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit and made the decision to curtail operations. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. Pursuant to this strategy and due to the subsequent sale of the assets, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements.

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

     The U.S. has one of the highest incarceration rates of any country in the world. According to the U.S. Department of Justice, Office of Justice Programs, as of December 2001:

     o there were 6.6 million adults under some form of correctional supervision

     o approximately 4.7 million adults were under parole or probation sanction

     o the U.S. incarcerated approximately 1.4 million inmates in its prison system

     o from 1995 to 2001 the number of inmates increased by an average annual growth rate of 4 percent

     o    there are approximately 4,500 correctional facilities in the U.S.

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

PRINCIPAL PRODUCTS AND SERVICES

     The primary focus in the design of our products and services is to provide technologically superior solutions to special issues faced in the inmate calling marketplace. We believe that this approach results in our customers finding our products and services to be rich, reliable and economically advantageous.

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

Year Ended December 31, 2002 ................    100%
Year Ended December 31, 2001 ................     80%
Year Ended December 31, 2000 ................     79%

     Our primary Inmate Calling System is the Digital ComBridge Platform ("ComBridge"). ComBridge is a scalable telephony system that provides call processing which can be customized to meet varying requirements, and is supported by applications that provide recording, monitoring, and system administration functions.

     Our Inmate Calling Systems, used to manage the inmate calling process, contain many patented technologies. We believe that our intellectual property portfolio gives our customers leading edge technology that is recognized as technologically superior within the corrections industry. T-NETIX currently holds the broadest intellectual property portfolio in the industry, with over 25 patents and applications related to our principal products. We believe that the duration of applicable patents is adequate relative to the services and products we offer.

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

     We record all equipment sales and licensing revenue in our financial statements under the caption of "Equipment sales and other" revenue.

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

Prepaid Calling

     Prepaid Calling offered through T-NETIX provides flexibility in its utilization of called party Prepaid Calling and inmate Prepaid Calling. The T-NETIX prepaid system offers a paperless, card-free prepaid calling solution for both the called parties and the inmates. The prepaid account is managed by either the called party's phone number or the inmate's PIN. T-NETIX's Prepaid Calling platform allows correctional facilities to offer inmate families an alternative to collect calls, and acts as a cash management tool to help those families budget more effectively for calls. Additionally, because prepayment virtually eliminates bad debt, fewer calls are blocked and correctional facilities recognize the financial benefits of higher call volumes.

     T-NETIX also continues to provide paper prepaid calling cards for facilities that desire a fast and simple calling solution for their inmates. These are sold to the inmates out of the facility's commissary service. These cards come in a variety of dollar increments. The cards may be used for both domestic and international calling.

     We record all Prepaid Calling sales in our financial statements under the caption of "Direct Call Provisioning" revenue and such revenue has not been significant to date.

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

     Our telecommunications service provider customers are increasingly affected by the problem of bad debt expense allocation and are interested in a solution that controls fraud and bad debt while encouraging the use of inmate calling services. We believe Budget Connections is such a solution. We use a trained staff of customer service representatives in our call center in Carrollton, Texas to verify payment history, determine appropriate credit levels, and monitor outstanding debt balances. The integration with our inmate calling system allows us to take corrective action, which may include blocking calls until credit has been approved. We anticipate using our nationwide frame-relay network as a part of our service delivery infrastructure to help us provide these services on a real-time basis, cost-effectively.

     We record all Budget Connection sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

OTHER PRODUCTS AND SERVICES

PIN-LOCK(R) Speaker Verification

     PIN-LOCK(R) is a method of biometric authentication of an inmate's identity using SpeakEZ Voice Print(R) technology. PIN-LOCK(R) makes it practical for all correctional facilities to assign PIN numbers to inmates. Currently, in high turnover institutions such as large county jails, the cost and effort required to assign numbers to all inmates is often prohibitive. With PIN-LOCK(R), an inmate being booked into a facility speaks their name into a preprogrammed phone, which enrolls them into the system. This voiceprint then becomes the basis for the inmate's personal voice verification file, replacing the traditional PINs requiring large amounts of data maintenance. When an inmate places a call he keys in his PIN and speaks his name. Once approved, which may take less than a second, the inmate can then place his call. Use of PIN-LOCK(R) can also limit the use by an inmate of another inmate's PIN. This means of identification may also be used to allow verified access to different areas of the prison. We believe that PIN-LOCK(R) is a significant enhancement to the security features of our inmate calling system.

     We license our PIN-LOCK(R) products through contractual relationships that also include sales of system hardware and software, as well as transactional-based fees. The contractual arrangements often include component pricing for hardware, software, installation and design services, and post contract customer support. We recorded all PIN-LOCK(R) sales in our financial statements under the caption of "Telecommunications services" revenue and such revenue has not been significant to date.

SERVICE DELIVERY AND SUPPORT INFRASTRUCTURE

National Service Center

     We operate a state-of-the-art national service center that is available 24 hours a day, seven days a week, to address the needs of our customers. Located in Carrollton, Texas, the National Service Center ("NSC") provides a single point of contact for all customers for remote diagnostic systems maintenance. Once a call is placed, the NSC Customer Service representatives perform an initial problem diagnosis. In addition to remote repair capabilities, we also have a network of trained and experienced field support personnel who can perform on-site repairs and maintenance. Field personnel consist of over 200 employees covering 35 states. We deploy our service administrators depending on several criteria, including the size of the facility, the feature set the facility requires (PIN versus non-PIN), the geographic proximity of our current service administrator force, and the correctional facility contract requirements.

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

PRICING

Transaction-Based Pricing/Telecommunications Services

     Telecommunications services revenue is generated under long-term contracts (generally three to five years) with our telecommunications service provider customers including Verizon, AT&T, SBC Communications, Qwest and Sprint. Here, we provide the equipment, security enhanced call processing, call validation, and service and support through the provider, rather than directly to the facility. The provider does the billing and we either share the revenue with or receive a per call prescribed fee from our telecommunications service providers for each call completed. We receive additional fees for validating the phone numbers dialed by inmates.

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

CUSTOMERS

Telecommunications Service Providers

     Our Corrections Division provides our products and services to telecommunication service providers such as Verizon, AT&T, SBC Communications, Qwest and Sprint, among other call providers, and directly to correctional institutions. For the year ended December 31, 2002, 48% of our total revenue was generated from contracts with telecommunication service providers. Telecommunications services revenue from the following customers during 2002 accounted for the noted percentages of our total telecommunication services provider revenue:

Verizon .....................................     27%
SBC Communications ..........................     14%
AT&T ........................................     13%
QWEST .......................................     10%

     No other telecommunications service provider customer accounted for more than 10% of our total telecommunications service provider revenue in the same period.

Direct Customers

     Our Corrections Division also has generated significant revenue from direct call provisioning where we receive revenue through contractual relationships directly with the correctional facility. For the year ended December 31, 2002, 41% of our total Company revenue was generated from agreements with correctional facilities as the exclusive provider of telecommunications services to inmates within the facility. Direct call provisioning revenue from the following correctional facilities during 2002 accounted for the noted percentages of our total direct call revenue:

Alabama Department of Corrections ...........     22%
Pennsylvania Department of Corrections ......     19%
Indiana Department of Corrections ...........     13%

COMPETITION

     The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We estimate that we compete directly with about ten other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications service provider customers) that market their products to the same customers as those of the Company. The Company believes that the principal competitive factors in the inmate calling industry are (i) rates of commissions paid to the correctional facilities; (ii) system features and functionality and the technology associated therewith; (iii) system reliability and service response; (iv) relationships with correctional facilities; and (v) calling rates.

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

Year Ended December 31, 2002 ................   $3.1 million
Year Ended December 31, 2001 ................   $4.5 million
Year Ended December 31, 2000 ................   $4.9 million

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTERNET SERVICES DIVISION

     In December 1999, T-NETIX entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) to provide interLATA Internet services to Qwest customers. The Qwest Agreement called for T-NETIX to buy, resell and process billing of Internet bandwidth to these customers. We originally established a separate Internet Services Division in anticipation of our offering similar services to other Internet service providers and in order to function as a Global Service Provider for our telecommunications customers. We have since determined not to enter into such businesses and have ceased substantially all operations of this division.

     The term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Agreement through October 2001. Effective November 2001, substantially all services and associated revenues under this agreement had ceased due to the expiration of this contract. The costs associated with this contract were primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services and minimal SG&A during its tenure. In addition, there were no assets that were attributable to this division and therefore a write-down of assets was not required upon the expiration of the contract.

SPEAKER VERIFICATION DIVISION

    The Company formerly reported a third business segment, the SpeakEZ Voice Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, management of T-NETIX made the decision to curtail operations of this portion of the Company in order to enhance overall Company performance by reducing the negative impact of SpeakEZ operations on both net earnings and cash flow. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. This technology is currently used in the Company's PIN-LOCK(R) product. Due to the subsequent sale of the assets, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements. See Note 5 of "Notes to Consolidated Financial Statements".

PATENTS AND OTHER PROPRIETARY RIGHTS

     We rely on a combination of patents, copyrights, and trade secrets to establish and protect our intellectual property rights. We have been issued over 25 patents related to our inmate call processing technology and we consider any patents issued or licensed to us to be a significant factor in enabling us to more effectively compete in the inmate calling industry. We believe that the duration of applicable patents is adequate relative to the services and products we offer.

REGULATION

     The inmate calling industry is subject to varying degrees of federal, state, and local regulation. Regulatory actions have impacted, and are likely to continue to impact, our correctional facility customers, our telecommunication service provider customers, our competitors and us.

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

     On January 29, 1998 the FCC issued Order 98-7. This Order required that all called parties have the opportunity to receive a maximum rate quote before accepting a collect call. These rate quotes are necessary for all public payphones and all inmates' collect calling. Currently, our inmate calling systems provide such a feature. On December 12, 2001 the FCC modified these rules to require exact, rather than maximum, rate quotes on a per-minute basis. Not all T-NETIX equipment is currently able to provide exact quotes. T-NETIX is continuing a 4-year project to upgrade this equipment throughout its network in order to comply with this requirement. T-NETIX filed a petition with the FCC with a request to extend the time for compliance to June 2003, which request was granted.

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

EMPLOYEES

     As of December 31, 2002, we employed 456 full-time equivalent employees. None of our employees are represented by a labor union and we have experienced no work stoppages to date.

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

     A Small Number of Customers Accounted For a High Percentage of Our Revenue, Therefore the Loss of a Major Customer Could Harm Our Business. In the Corrections Division, a small number of our telecommunication service provider customers account for a significant portion of our revenue. For the year ended December 31, 2002, AT&T, Verizon and SBC accounted for approximately 16%, 13%, and 7% respectively, of our total revenue. If we lose these or other providers and do not replace them, our revenue will decrease and may not be sufficient to cover our costs.

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

     We Have Substantial Leverage, Which May Limit Our Ability to Comply With the Terms of Our Indebtedness and May Restrict Our Ability to Operate. Our indebtedness could adversely affect us by leaving us with insufficient cash to fund operations and impairing our ability to obtain additional financing. The amount of our debt could have important consequences for our future, including, among other things:

     o cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due;

     o payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations;

     o restrictive debt covenants may impair our ability to obtain additional financing; and

     o we must maintain minimum capitalization ratios and meet certain financial ratios each quarter to maintain compliance with restrictive debt covenants; failure to maintain compliance could cause our indebtedness to become immediately due.

     As of December 31, 2002, we had a total of $22.8 million of indebtedness. Our ability to repay our indebtedness depends upon many factors, including future profitability and the level of capital expenditures required for new installations and to upgrade existing systems.

ITEM 2.  PROPERTIES

     During 2001, we completed the consolidation of our headquarters and operations in the Dallas, Texas area. Our corporate headquarters is currently located in approximately 13,000 square feet of leased office space in Carrollton, Texas. This lease terminates in March 2005. Our operations support, national call center and network support administrative functions are located in approximately 30,000 square feet of a leased suburban Carrollton office park. This lease terminates in September 2005.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

     During 2000, a case styled Valdez v. State of New Mexico, et al. against Gateway and several other defendants was dismissed. The complaint, generally alleging violations of state unfair practices, antitrust and constitutional laws, included class action certification of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a New Mexico correctional facility. On appeal by plaintiffs, in August 2002 the New Mexico State Supreme Court affirmed the District Court's dismissal of the plaintiffs' case.

     T-NETIX is a defendant in a state case brought in June, 2000 in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has crossed appealed. The T-NETIX and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

     Gateway has been litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. Plaintiffs, a class of relatives of prisoners incarcerated in Kentucky correctional facilities, sued, in October 1997, the Commonwealth of Kentucky, the Kentucky Department of Corrections, the state of Missouri, several Kentucky, Missouri, Arizona and Indiana municipal entities, and various private telephone providers alleging antitrust violations and excessive rates in connection with the provision of telephone services to inmates. The plaintiffs alleged Sherman Act, Robinson-Patman Act, and Equal Protection violations. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's petition for injunctive relief, despite these findings. Recently, the appeal brought by the plaintiffs has been dismissed and no further action has been taken.

     In another case styled Robert E. Lee Jones, Jr. vs. MCI Communications, et al, plaintiffs, 43 inmates of the Bland Correctional Center in Virginia, filed a pro se action in January, 2001 alleging constitutional violations, RICO Act violations and violations of Federal wiretapping laws. This case was dismissed on all counts in November 2001 and plaintiffs appealed. The dismissal was affirmed by the Fourth Circuit in July 2002.

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

     In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. The case is in its discovery stages. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to sever MCI WorldCom from the patent litigation, which was granted on February 13, 2003.

     Since September 1997 and through October 2001, pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet, Inc. under the contract were in the nature of the transport of queried by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, Illuminet notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX's breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments (the value of which has been written down for the period ended December 31, 2002) (See Note 1 of "Notes to the Consolidated Financial Statements") are classified as an "Asset Held for Sale" at December 31, 2002 and as a long-term prepayment included in Intangible and Other Assets at December 31, 2001 (See Note 2 of "Notes to Consolidated Financial Statements"). It is the contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet and that the Company is still entitled to the services for which it paid. The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the balance of the prepaid expense could be impaired. It is anticipated that the arbitration hearing previously scheduled for December 6, 2002 will now be scheduled during the month of July or August 2003.

     In August 2001, the U.S. Bankruptcy Court for the Central District of California approved the sale of assets of OAN Services, Inc. ("OAN"), a Chapter 11 debtor and the primary billing agent of the Company. The Company and about 20 other customers received a portion of the proceeds. The sole objecting customer appealed to the Bankruptcy Appellate Panel but it was dismissed as moot. In December 2001, the Bankruptcy Court granted OAN's Summary Judgment Motion and ruled against the objecting customer. In late August 2002, the United Stated District Court reversed the summary judgment and remanded the case to the Bankruptcy Court. The objecting customer has notified the other customers, including the Company, that if it ultimately prevails, it intends to pursue available claims against the bankruptcy estate and the customers receiving the portion of the proceeds.

     Condes v. Evercom Systems, Inc., et al. is an action filed against SBC Communications, Pacific Bell Tel. Co. and Evercom Systems, Inc. in state court in Alameda County, California in June 2002, alleging unfair trade practices based on asserted billing of collect calls which were not accepted or authorized, and requesting class action certification. T-NETIX was joined as a defendant on March 11, 2003.

     In January 2003 suit was filed against T-NETIX and various state correctional officials in the District Court of Johnson County, Nebraska styled Dukhan Iqraa Jihad Mumin, Vicky Marie Kitt v. T-NETIX Telephone Company, et al. The suit, brought pro se by an inmate on behalf of himself and the other plaintiffs, alleges violations of privacy, United States and Nebraska constitutional and civil rights. The complaint includes a demand for compensatory damages of $500,000 and a total of $3,000,000 in treble and compensatory damages. A Motion to Dismiss for failure to state a claim on which relief can be granted has been filed by the Company.

     Richardson v. T-NETIX Telecommunications, Inc. and Colman v. Miller , et al., are two civil actions filed pro se on February 6, 2003 by inmates with the state Court of Common Pleas in Somerset County, Pennsylvania. These non-class action complaints allege inaccurate billing for pre-paid services in one Pennsylvania Prison location and request injunctive relief, unspecified compensatory damages and $2,500 in punitive damages.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our Common Stock, par value $0.01, is quoted on the NASDAQ Stock Market(SM) under the symbol "TNTX". The following table sets forth the range of quarterly high and low sale prices of our Common Stock, all as reported on the NASDAQ Stock Market(SM) for the two most recent fiscal years.

                                                   HIGH        LOW
                                                 --------   --------

Year Ended December 31, 2002 Fourth quarter ..   $   3.05   $   1.99
  Third quarter ..............................       3.60       2.35
  Second quarter .............................       3.92       2.58
  First quarter ..............................       3.75       3.05
Year Ended December 31, 2001 Fourth quarter ..   $   3.95   $   2.50
  Third quarter ..............................       2.94       2.30
  Second quarter .............................       3.25       2.25
  First quarter ..............................       4.13       1.81

     As of February 28, 2003, we had approximately 139 record holders of our common stock, and we estimate that as of that date there were 2,050 beneficial owners of our stock.

     The following table summarizes securities issuable and authorized by the stockholders under certain equity compensation plans:


                                      Number of securities to be                                    Number of securities authorized
                                        issued upon exercise of       Weighted average exercise    for future issuance under equity
                                          outstanding options       price of outstanding options         compensation plans
                                      --------------------------    ----------------------------   --------------------------------
         Equity compensation plans
           approved by shareholders            3,206,629                        $ 3.95                           994,388


     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain our earnings, if any, to finance future growth and therefore we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data under the captions "Statement of Operations Data" and "Consolidated Balance Sheet Data" has been presented for each of the years in the five-year period ended December 31, 2002. The selected financial data has been derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, are included elsewhere in this Form 10-K.

     The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our consolidated financial statements as of and for the year ended December 31, 2001, have been restated. For a further discussion of the restatement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatement of Previously Issued Financial Statements," and our audited consolidated financial statements and notes thereto, including Note 11.

                                                                     YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                   2002          2001          2000          1999          1998
                                                ----------    ----------    ----------    ----------    ----------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Total revenue .............................   $  119,810    $  117,759    $  103,182    $   73,141    $   67,609
  Total costs and expenses ..................      114,586       112,072        99,160        78,831        60,793
                                                ----------    ----------    ----------    ----------    ----------
  Operating income (loss) ...................        5,224         5,687         4,022        (5,690)        6,816
  Merger transaction expenses ...............           --            --            --         1,017            --
  Interest and other expense, net ...........        2,671         2,446         2,413         2,137         2,354
                                                ----------    ----------    ----------    ----------    ----------
     Income (loss) from continuing
       operation before income taxes ........        2,553         3,241         1,609        (8,844)        4,462
  Income tax benefit (expense) ..............         (180)         (735)           --         1,117          (196)
                                                ----------    ----------    ----------    ----------    ----------
     Net income (loss) from continuing
       operations ...........................        2,373         2,506         1,609        (7,727)        4,266
  Loss from discontinued operations .........         (308)       (2,346)       (1,977)       (2,520)       (3,996)
  Impairment of assets of discontinued
     operations .............................           --        (1,125)           --            --            --
  Net income (loss) applicable to common
     stockholders ...........................   $    2,065    $   (2,042)   $   (1,630)   $  (10,247)   $      270
  Diluted income (loss) per common
     share ..................................   $     0.13    $    (0.14)   $    (0.12)   $    (0.82)   $     0.02
                                                ==========    ==========    ==========    ==========    ==========
  Shares used in computing diluted income
     (loss) per common share ................       15,363        15,050        13,280        12,511        12,930
                                                ==========    ==========    ==========    ==========    ==========

BALANCE SHEET DATA:
  Total assets ..............................   $   66,657    $   62,780    $   71,492    $   70,002    $   65,013
  Working capital (deficit) .................        9,118       (17,108)          225        (8,036)      (12,822)
  Total debt ................................       22,785        22,404        31,661        28,921        25,510
  Total liabilities .........................       39,597        38,288        46,903        47,901        35,409
  Stockholders' equity ......................       27,060        24,492        23,226        22,101        29,604

     All periods reflect the operating results of our SpeakEZ voice verification division as discontinued operations in the consolidated financial statements. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. See Note 5 of "Notes to Consolidated Financial Statements".

     All periods reflect the merger with Gateway Technologies, Inc., which was accounted for as a pooling of interests, and our change in year-end reporting to a calendar year (i.e. December 31) from a July 31 fiscal year basis in 1999. The Selected Financial Data for the year ended December 31, 1999 reflects the combined results of T-NETIX and Gateway for that year. The Statement of Operations Data for the year ended December 31, 1998 reflects the results of operations of T-NETIX for the year ended July 31, 1998 combined with that of Gateway for the year ended December 31, 1998. The Balance Sheet Data as of December 31, 1998 reflects the financial position of T-NETIX combined with that of Gateway as of December 31, 1998. See Note 3 of "Notes to Consolidated Financial Statements".

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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption "Forward Looking Statements and Risk Factors" and may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability of our existing telecommunications service provider customers such as Verizon, AT&T and SBC Communications, to win new contracts for our products and services to maintain their market share of the inmate calling market, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect our sales or pricing, the impact of competitive products and pricing in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, actual purchases by current and prospective customers under existing and expected agreements, and the results of financing efforts, along with the other risks detailed therein.

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

OVERVIEW

RESTATEMENT OF PREVIOUSLY ISSUED 2001 FINANCIAL STATEMENTS

    Subsequent to the issuance of our Annual Report for the year ended December 31, 2001, we determined that certain contract setup costs incurred by the Company should have been charged to operating costs rather than reflected on the balance sheet as property and equipment. Such contract setup costs were incurred by the Company subsequent to new contract consummation primarily in connection with providing orientation and training to correctional institution employees in the proper use and maintenance of the Company's equipment and software installed on the correctional institution premises. While these costs were valid, direct contract setup costs incurred by the Company subsequent to contract signing and, as such, were within the cost deferral guidelines set forth by generally accepted accounting principals, the Company has determined that such costs did not meet the recoverability criteria required to defer such costs and amortize them over the life of the respective contract.

    Under generally accepted accounting principles it is only appropriate to defer direct contract acquisition and origination costs to the extent there are contractually committed revenues or up-front non-refundable fees. The Company's exclusive contracts with correctional facilities to provide telecommunication services to inmates generally have a three to five year non-cancelable term, but do not contain any specific provisions which require the correctional facilities to make any payments or reimbursements to the Company. Also, these contracts do not generally contain any guarantee provisions regarding the revenue levels to be generated through the unilateral right granted by the correctional facilities to the Company to provide telecommunication services to the inmate. Although the Company believes that the net margin from each contract far exceeds the contract setup costs capitalized, it does not meet the recoverability criteria required to initially capitalize such costs at contract inception as there is no contractually committed revenue stream to be received over the non-cancelable term of the agreement.

    As a result of changing our accounting treatment for certain contract setup costs, the Company determined that its financial statements as of and for the year ended December 31, 2001 should be restated. The effect of the restatement is a $0.4 million increase to the previously reported net loss for the year ended December 31, 2001, as a result of the additional operating costs. There is no significant impact with using this new accounting treatment on the previously reported financial results for the years ended prior to 2001 and for the first three quarters of 2002. The adjustments to the previously reported 2001 net loss relating to the restatement are summarized in the following table:

                                                                                   TWELVE MONTHS ENDED
                                                                                    DECEMBER 31, 2001
                                                                                  ----------------------
                  Net loss applicable to common stockholders, previously                $ (1,625)
                  reported..............................................
                  Adjustments:
                  Operating costs - telecommunication services..........                     458
                  Depreciation and amortization.........................                     (41)
                                                                                        --------

                  Net loss applicable to common stockholder,
                    as restated.........................................                $ (2,042)
                                                                                        =========

    The following balance sheet accounts as of December 31, 2001 were affected by the restatement:

                                                                                  DECEMBER 31, 2001
                                                                              -------------------------
                                                                                             PREVIOUSLY
                                                                               RESTATED       REPORTED
                                                                              ----------     ----------
                  Property and equipment, net.............................    $   29,801     $   30,217
                  Total assets............................................        62,780         63,197
                  Accumulated deficit.....................................       (17,489)       (17,072)
                  Total stockholders' equity..............................        24,492         24,909
                  Total liabilities
                    and stockholders' equity..............................        62,780         63,197


    The following presents the impact of the restatement on the operating results and cash flows for the twelve months ended December 31, 2001:

                                                                                    DECEMBER 31, 2001
                                                                                -------------------------
                                                                                               PREVIOUSLY
                                                                                 RESTATED       REPORTED
                                                                                ----------     ----------
                  Operating Costs and Expenses-Telecommunications services...   $    25,764    $   25,306
                  Total operating costs......................................        66,856        66,398
                  Depreciation and amortization..............................        12,963        13,004
                  Total operating costs and expenses.........................       112,072       111,655
                  Operating income...........................................         5,687         6,104
                  Income from continuing operations before income taxes......         3,241         3,658
                  Net income from continuing operations......................         2,506         2,923
                  Net income (loss) before accretion of discount on
                    redeemable convertible preferred stock...................          (965)         (548)
                  Net income (loss) applicable to common stockholders........        (2,042)       (1,625)

                  Income per common share from continuing operations
                         Basic...............................................     $    0.17     $    0.20
                                                                                  =========     =========

                         Diluted.............................................     $    0.17     $    0.20
                                                                                  =========     =========
                  Income (loss) per common share applicable to common
                    shareholders
                         Basic...............................................     $   (0.14)    $   (0.11)
                                                                                  ==========    ==========
                         Diluted.............................................     $   (0.14)    $   (0.11)
                                                                                  =========     ==========

                  Cash provided by operating activities of continuing
                    operations...............................................        19,406        19,864

                  Cash used in investing activities of continuing
                    operations...............................................        (7,429)       (7,887)

    The adjustments to the previously reported net income (loss) for the three months ended March 31, June 30 and September 30, 2001 relating to the restatement are summarized in the following table.

                                                          MARCH 31,      JUNE 30,      SEPTEMBER 30,
                                                            2001           2001            2001
                                                          ---------      --------      -------------
Net loss applicable to common stockholders,
  previously reported ...............................     $    (709)     $  1,376      $       2,156
Adjustments:
   Operating costs - telecommunication services .....           114           163                106
   Depreciation and amortization ....................            (2)           (8)               (13)
                                                          ---------      --------      -------------


Net loss applicable to common stockholder,
  as restated .......................................     $    (821)     $  1,221      $       2,063
                                                          =========      ========      =============


    The following balance sheet accounts as of March 31, June 30 and September 30, 2001 were affected by the restatement:

                                                MARCH 31, 2001                  JUNE 30, 2001                SEPTEMBER 30, 2001
                                          --------------------------      --------------------------      ------------------------
                                                          PREVIOUSLY                      PREVIOUSLY                    PREVIOUSLY
                                           RESTATED        REPORTED        RESTATED        REPORTED        RESTATED      REPORTED
                                          ----------      ----------      ----------      ----------      ----------    ----------
Property and equipment, net .........     $   35,624      $   35,736      $   33,166      $   33,433      $   31,352    $   31,712
Total assets ........................         70,420          70,532          71,113          71,380          74,760        75,120
Accumulated deficit .................        (16,269)        (16,157)        (15,048)        (14,781)        (12,984)      (12,624)
Total stockholders' equity ..........         25,654          25,766          26,882          27,149          28,945        29,305
Total liabilities stock and
  stockholders' equity ..............         70,420          70,532          71,113          71,380          74,760        75,120

    The following presents the impact of the restatement on the operating results and cash flows for the three months ended March 31, June 30 and September 30, 2001 :

                                                              MARCH 31, 2001          JUNE 30, 2001         SEPTEMBER 30, 2001
                                                           ---------------------   ---------------------   ----------------------
                                                                      PREVIOUSLY              PREVIOUSLY               PREVIOUSLY
                                                           RESTATED    REPORTED    RESTATED    REPORTED    RESTATED     REPORTED
                                                           --------   ----------   --------   ----------   --------    ----------
Operating--Costs and Expenses-
  Telecommunications services ...........................  $  6,649   $    6,535   $  6,693   $    6,530   $  5,318    $    5,212
Total operating costs ...................................    17,484       17,370     18,416       18,253     17,856        17,750
Depreciation and amortization ...........................     2,946        2,948      3,147        3,155      3,125         3,138
Total operating costs and expenses ......................    27,362       27,250     29,026       28,871     28,067        27,974
Operating income ........................................     1,643        1,755      2,801        2,956      3,344         3,437
Income from continuing operations before income taxes ...       933        1,045      2,135        2,290      2,754         2,847
Net income from continuing operations ...................       933        1,045      1,913        2,068      2,643         2,736
Net income (loss) before accretion of discount on
  redeemable convertible preferred stock ................       256          367      1,221        1,376      2,063         2,156
Net income (loss) applicable to common stockholders .....  $   (821)  $     (710)  $  1,221   $    1,376   $  2,063    $    2,156

Income per common share from continuing operations
       Basic ............................................  $   0.07   $     0.07   $   0.13   $     0.14   $   0.18    $     0.18
                                                           ========   ==========   ========   ==========   ========    ==========
       Diluted ..........................................  $   0.07   $     0.07   $   0.13   $     0.14   $   0.17    $     0.18
                                                           ========   ==========   ========   ==========   ========    ==========
Income (loss) per common share applicable to
  common shareholders

       Basic ............................................  $  (0.06)  $    (0.05)  $   0.08   $     0.09   $   0.14    $     0.14
                                                           ========   ==========   ========   ==========   ========    ==========
       Diluted ..........................................  $  (0.06)  $    (0.05)  $   0.08   $     0.09   $   0.14    $     0.14
                                                           ========   ==========   ========   ==========   ========    ==========

Cash provided by operating activities of
  continuing operations .................................     7,438        7,552      9,029        9,306     11,747        12,130

Cash used in investing activities of
  continuing operations .................................    (3,904)      (4,018)    (4,661)      (4,938)    (5,886)       (6,269)

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

     Telecommunications services revenue is generated under long-term contracts (generally three to five years) with our telecommunications service provider customers including Verizon, AT&T, SBC Communications, Qwest and Sprint. Here, we provide the equipment, security enhanced call processing, call validation, and service and support through the provider, rather than directly to the facility. The provider does the billing and we either share the revenue with or receive a per call prescribed fee from our telecommunications services providers for each call completed. We receive additional fees for validating the phone numbers dialed by inmates.

     Our Corrections Division also provides our inmate calling services directly as a telecommunications provider to correctional facilities, or "Direct Customers". In a typical arrangement, we operate under site-specific contracts, generally for a period of two to three years. We provide the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. We then use the services of third parties to bill the calls on the called party's local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because the Company receives the entire retail value of the collect call. Due to commissions and other operating costs, including uncollectible revenue, the gross margin percentage from this model are lower than our telecommunication service arrangements.

    After the initial term of the direct call provisioning contract, the correctional facility may choose to renew the contract with the existing provider or initiate a formal competitive bid process. The telecommunications industry, particularly the inmate calling market, is and can be expected to remain highly competitive. While the Company has historically maintained a high rate of retention of existing inmate calling service contracts, the Company may not be able to compete effectively with our current or future competitors for these contracts, which would have a material adverse effect on our business, operating results, and financial condition.

     Equipment sales and other revenue include the sales of our inmate calling system (primarily the systems of our wholly owned subsidiary, TELEQUIP Labs, Inc.), and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

     In 2002, we derived substantially all of our revenues from the Corrections Division. Total revenue in 2002 in the Corrections Division increased by approximately $25.9 million from 2001, or an increase of 28%. This increase was primarily due to the recent awarding of several department of corrections contracts for which the Company is provisioning direct call processing services. We will continue to market our products and services to other telecommunication service providers; however, we expect growth in call processing volumes and corresponding telecommunications services revenue will come predominately from adding new systems for existing customers and from the sale of other corrections related products and services.

INTERNET SERVICES DIVISION

     In December 1999, we entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The "Qwest Agreement") to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Agreement through October 2001. Effective November 2001, substantially all services and associated revenue under this agreement had ceased due to the expiration of this contract.

     Factors affecting margin include a negotiated base management fee and contract incentive payments based on cost savings. The costs associated with this contract are primarily the costs for Internet bandwidth. There were no capital outlays required to begin provisioning these services.

SPEAKER VERIFICATION DIVISION

    The Company formerly reported a third business segment, the SpeakEZ Voice Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, management of T-NETIX made the decision to curtail operations of this portion of the Company in order to enhance overall Company performance by reducing the negative impact of SpeakEZ operations on both the net earnings and cash flow. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. This technology is currently utilized in our PIN-LOCK(R) product. Due to the subsequent sale of the assets, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements. See Note 5 of "Notes to Consolidated Financial Statements".

RESULTS OF OPERATIONS

CURRENT OPERATIONS

     During 2002, we achieved a net income applicable to common shareholders of $2.1 million, compared to a net loss applicable to common shareholders of $2.0 million in 2001. This improvement was due to a $3.2 million reduction in the loss from discontinued operations and the $1.1 million accretion of discount on preferred stock recorded in 2001. In August 2001, the Company formalized the decision to offer for sale its voice verification business unit, which includes the SpeakEZ voice verification products. Accordingly, related operating results have been reported as discontinued operations. The decreased loss in discontinued operations during 2002 resulted in a $1.7 million improvement in operating results, a $0.3 million gain on the sale of the SpeakEZ assets in July 2002 combined with the one-time charge of $1.1 million, net of taxes, in 2001 related to the write off of the voice print patent and license assets related to the SpeakEZ product line. This write-off in 2001 was based on an analysis which concluded that the carrying value of our voice print assets exceeded the present value of estimated future cash flows given current operating results and the absence of a definitive agreement in 2001 to sell these assets.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (RESTATED):

     The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended December 31, 2002 and 2001.

                                                                                      RESTATED
                                                                                      --------
                                                                           2002         2001
                                                                         --------     --------

Revenue:
  Telecommunications services ........................................         48%          53%
  Direct call provisioning ...........................................         41           23
  Internet services ..................................................         --           20
  Equipment sales and other ..........................................         11            4
                                                                         --------     --------
     Total revenue ...................................................        100          100

Expenses:
  Operating costs ....................................................         61           57
  Selling, general and administrative ................................         21           21
  Research and development ...........................................          3            4
  Impairment of telecommunication assets .............................          1            2
  Depreciation and amortization ......................................         10           11
                                                                         --------     --------
     Operating income ................................................          4            5
  Interest and other expense .........................................         (2)          (2)
                                                                         --------     --------
     Income (loss) from continuing operations before income taxes ....          2            3
  Income tax expense .................................................         --           (1)
                                                                         --------     --------
     Net income (loss) from continuing operations ....................          2            2
  Loss from discontinued operations ..................................         --           (2)
  Impairment of assets of discontinued operations ....................         --           (1)
  Accretion of discount on redeemable convertible preferred stock ....         --           (1)
                                                                         --------     --------
     Net income (loss) applicable to common stock ....................          2%          (2)%
                                                                         ========     ========

    Total Revenue. Total revenue for 2002 was $119.8 million, an increase of $2.0 million from $117.8 million for the corresponding 2001 period. This increase was attributable to increases in direct provisioning of $21.9 million, and equipment sales and other of $8.9 million, offset partially by decreases in Internet services of $23.9 million and telecommunications services of $4.9 million. The decline in revenues from the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, all services of this single purpose division had substantially ceased, including those under the Qwest Agreement.

    Telecommunications services revenue decreased 8% to $57.5 million for the twelve months ended December 31, 2002 from $62.4 million for the corresponding prior period. This decrease was primarily due to a decline in call volumes and the transition of certain department of corrections contract to a direct call provisioning basis.

    Direct call provisioning revenue increased 81% to $48.8 million for the twelve months ended December 31, 2002 from $26.9 million in the corresponding prior period. This increase was primarily due to the awarding in 2002 of several department of corrections contracts for which the Company is providing call processing services. The addition of these sites is a result of our being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

    Equipment sales and other revenue increased 194% to $13.5 million for the twelve month period ended December 31, 2002 from $4.6 million in the corresponding prior period. This increase was largely attributable to increased equipment sales of TELEQUIP Labs, Inc., an inmate equipment provider. Sales of equipment at TELEQUIP are primarily associated with a single telecommunication service provider and revenue associated with such sales are dependent upon the timing of sales and installations for this customer. In addition, 2002 results include other revenue of $3.7 million related to the finalization of certain financial aspects associated with the Qwest Agreement.

    Operating costs. Total operating costs increased 9% to $72.7 million for the twelve months ended December 31, 2002 from $66.9 million in the corresponding prior period. The increase was primarily due to an increase in direct call provisioning expenses of $22.8 million and the cost of equipment sold of $2.6 million, offset partially by decreases in Internet services of $15.0 million and telecommunication services of $4.5 million. The decline in operating costs for the Internet services segment was the result of the expiration of the Qwest Agreement in 2001. Effective November 2001, substantially all services of this single purpose division had substantially ceased, including those under the Qwest Agreement.

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

    The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the twelve months ended December 31, 2002 and 2001.

                                                               RESTATED
                                                               --------
                                                     2002        2001
                                                   --------    --------

Operating costs and expenses:
    Telecommunications services .............            37%         41%
    Direct call provisioning ................            96          89
    Internet services .......................            --          63
    Cost of equipment sold and other ........            35          46

    Operating costs associated with providing telecommunications services, as a percentage of corresponding revenue, was 37% for the twelve months ended December 31, 2002, a decrease from 41% for the comparable 2001 period. Total telecommunications services operating costs were $21.2 million for the twelve months ended December 31, 2002 and $25.8 million for the corresponding prior period. The decrease in 2002 was primarily due to reductions in personnel costs and lower contract labor, call validation fees, travel and communications expenses, partially offset by increased repairs and maintenance costs.

    Direct call provisioning costs, as a percentage of applicable revenue, were 96% of revenue for the twelve months ended December 31, 2002 compared to 89% in the comparable 2001 period. Due to the awarding of several department of corrections contracts, total direct call provisioning operating costs increased to $46.8 million for the twelve months ended December 31, 2002 from $24.0 million for the corresponding 2001 period. This increase in costs as a percentage of applicable revenue was due primarily to a proportional increase in bad debt expense and commission expenses associated with the increase in direct call provisioning revenue. Bad debt expense increased primarily due to a greater volume of calls being processed to Competitive Local Exchange Carriers ("CLEC") where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, modified its call handling processes to block certain of these CLEC calls, thereby reducing its unbillable call volume.

    Cost of equipment sold and other as a percentage of applicable revenue decreased to 35% of revenue for the twelve months ended December 31, 2002 from 46% for the corresponding prior period. Due to increased equipment sales of TELEQUIP Labs, Inc., total costs of equipment sold and other were $4.7 million for the twelve months ended December 31, 2002 compared to $2.1 million for the corresponding 2001 period. The decrease in costs as a percentage of applicable revenue was primarily due to the favorable impact of the settlement of certain claims and liabilities associated with the Qwest Agreement in 2002.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.6 million and $25.0 million for the twelve months ended December 31, 2002 and 2001, respectively. This increase was primarily due to increases in personnel costs, professional services fees and legal fees, offset partially by a deduction of an expense associated with the 2002 executive incentive compensation plan.

    Research and Development Expenses. Research and development expenses were $3.1 million in the twelve months ended December 31, 2002 compared to $4.5 million for the corresponding prior period. This decrease was primarily due to reductions in personnel and contract labor expense in 2002, as compared to 2001 levels.

    Depreciation and Amortization Expenses. Depreciation and amortization expense was $12.1 million for the twelve months ended December 31, 2002, a decrease from $13.0 million for the comparable 2001 period. Depreciation expense increased to $10.9 million in the twelve months ended December 31, 2002 compared to $10.8 million in 2001. Amortization expense declined to $1.2 million in the twelve months ended December 31, 2002 versus $2.2 million for the corresponding 2001 period. This decrease in amortization expense was primarily due to the impairment charge in 2001 related to the Contain(R) and Lock&Track(TM) jail management system products and to the adoption of SFAS 142, "Goodwill and Other Intangible Assets" in 2002.

    Interest and Other Expense, net. Interest and other expense was $2.7 million for the twelve months ended December 31, 2002 compared to $2.4 million for the corresponding prior period. Interest expense was $2.4 million for the twelve months ended December 31, 2002 and December 31, 2001, respectively, as lower applicable interest rates and average indebtedness outstanding were offset by fees associated with the extension of the Company's Credit Facility in April and June 2002. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating results. Other expenses for the twelve months ended December 30, 2002 included a $0.3 million loss related to the writedown of investments.

    Impairment of Telecommunications Assets. During 2002, the Company recorded a $1.1 million impairment charge to an asset relating to a prepaid contract for call validation query services that is currently in legal dispute. The impairment charge does not change the Company's belief in its rights under the disputed contract nor does it change the Company's position to pursue its rights. In March 2003, the Company invested in another provider of similar services that it anticipates will significantly reduce its costs of validation services and uncollectable accounts. As such, the Company intends to assign its rights to third parties under the terms of the disputed contract. The $1.1 million impairment charge reduces the carrying value of the asset to $0.9 million, which is the expected value to the realized through sale, net of any selling expenses. For the year ended December 31, 2002, the prepaid validation asset has been classified as an "Asset Held for Sale".

    During 2001, the Company recorded an impairment of telecommunications assets charge of $2.7 million. This impairment charge consisted of a reduction in the carrying value of software development costs and the write-off of goodwill associated with our Contain(R) and Lock&Track(TM) jail management system products. While these products were offered for several years, we experienced limited commercial success with these products and revenues have not been significant. This impairment charge was based upon an analysis which concluded that the carrying value of software development costs and other intangible assets associated with these product lines exceeded the present value of estimated future cash flows given current sales levels. The assets of Lock&Track(TM) were sold in June 2002. While we will still offer the Contain(R) product as part of our Corrections Division product line, the Company has determined that it is not cost justified to invest additional capital or operating funds in these products.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 (RESTATED) AND 2000:

     The following table sets forth certain statement of operations data as a percentage of total revenue for the years ended December 31, 2001 and 2000.

                                                                                             RESTATED
                                                                                  2001         2000
                                                                                --------     --------

Revenue:
  Telecommunications services ...............................................         53%          50%
  Direct call provisioning ..................................................         23           27
  Internet services .........................................................         20           21
  Equipment sales and other .................................................          4            2
                                                                                --------     --------
     Total revenue ..........................................................        100          100

Expenses:
  Operating costs ...........................................................         57           61
  Selling, general and administrative .......................................         21           19
  Research and development ..................................................          4            5
  Impairment of telecommunications assets ...................................          2           --
  Depreciation and amortization .............................................         11           11
                                                                                --------     --------
     Operating income .......................................................          5            4
  Interest and other expense ................................................         (2)          (2)
                                                                                --------     --------
     Income from continuing operations before income taxes ..................          3            2
  Income tax expense ........................................................         (1)          --
                                                                                --------     --------
     Net income from continuing operations ..................................          2            2
  Loss from discontinued operations .........................................         (2)          (2)
  Impairment of assets of discontinued operations ...........................         (1)          --
  Accretion of discount on redeemable convertible preferred stock ...........         (1)          (1)
                                                                                --------     --------
     Net income (loss) applicable to common stockholders ....................         (2)%         (1)%
                                                                                ========     ========

     Total Revenue. Total revenue in 2001 was $117.8 million, an increase of 14% over $103.2 million for the corresponding 2000 period. This revenue increase was attributable to increases in telecommunications services revenue of $11.0 million, internet services of $2.5 million and equipment sales and other of $2.3 million, offset in part by decreases in direct call provisioning revenue of $1.2 million.

     Telecommunications services revenue increased 21% to $62.4 million for the twelve months ended December 31, 2001, from $51.4 million for the corresponding prior period, due primarily to an increase in contract pricing. We increased our per call transaction fee with a major customer and we changed our pricing with three other major customers whereby revenue is calculated as a percentage of our customer's gross revenue versus a transaction fee per call. In addition, we experienced an increase in revenue due to a full year or price increases in 2001 combined with an increase in call volume, primarily due to the addition of new sites.

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

     Internet services revenue increased 12% to $23.9 million for the twelve month period ending December 31, 2001, from the $21.4 million in the corresponding prior period. The increase was a result of an increase in the base of Internet Services subscribers. Although the Qwest Agreement expired on March 31, 2001, we continued providing services under this agreement through October 2001. Effective November 2001, operations of this segment and associated revenues substantially ceased including those under the Qwest Agreement.

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

     Operating costs and expenses. Total operating costs and expenses increased 5% to $66.9 million for the twelve months ended December 31, 2001 from $63.5 million in the corresponding prior period. The increase was primarily due to increases in telecommunication services of $4.3 million and cost of equipment sold of $1.2 million, offset partially by a reduction in internet services of $1.6 million and the direct call provisioning expenses of $0.5 million, respectively.

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

     The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the years ended December 31, 2001 and 2000.

                                                  RESTATED
                                                  --------
                                                    2001         2000
                                                  --------     --------
Operating costs and expenses:
     Telecommunications services ............           41%          42%
     Direct call provisioning ...............           89           87
     Internet services ......................           63           78
     Cost of equipment sold and other .......           46           40

     Operating costs and expenses associated with providing telecommunications services as a percentage of corresponding revenue was 41% for the twelve months ended December 31, 2001, from 42% for the corresponding prior period. Total telecommunications services operating costs were $25.8 million for the twelve months ended December 31, 2001 and $21.4 million for the corresponding prior period. The increase in 2001 is due to new services being provisioned for significant customers as part of contract amendments, increases in personnel costs, communications expenses and repairs and maintenance.

     Direct call provisioning costs as a percentage of applicable revenue increased to 89% of revenue for the twelve months ended December 31, 2001 from 87% for the corresponding prior period. This increase was primarily due to a higher level of uncollectibles as a percentage of total revenue.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.0 million for the twelve months ended December 31, 2001 compared to $19.2 million for the corresponding prior period. The increase in the twelve months ended December 31, 2001 was primarily due to increases in personnel costs, severance benefits, contract labor, travel, communications and legal fees.

     Research and Development Expenses. Research and development expenses were $4.5 million in the twelve months ended December 31, 2001 compared to $4.9 million for the corresponding prior period.

     Impairment of Telecommunications Assets. During 2001, we recorded an impairment of telecommunications assets charge of $2.7 million. This impairment charge consisted of a reduction in the carrying value of software development costs and the write-off of goodwill associated with our Contain(R) and Lock&Track(TM) jail management system products. While these products were offered for several years, we experienced limited commercial success with these products and revenues have not been significant. This impairment charge was based upon an analysis which concluded that the carrying value of software development costs and other intangible assets associated with these product lines exceeded the present value of estimated future cash flows given current sales levels. The assets of Lock&Track(TM) were sold in June 2002. While we will still offer the Contain(R) product as part of our Corrections Division product line, the Company has determined that it is not cost justified to invest additional capital or operating funds in these products.

     Depreciation and Amortization Expenses. Depreciation and amortization expense was $13.0 million for the twelve months ended December 31, 2001, an increase from $11.6 million for the comparable 2000 period. The increase was due primarily to the depreciation associated with new site installations.

     Interest and Other Expenses, net. Interest and other expense was $2.4 million for the twelve months ended December 31, 2001, a decrease from $2.8 million in the comparable 2000 period. The decrease in 2001 was attributable to a decrease in the average amount of indebtedness outstanding. The average debt balance decreased primarily due to the pay down of debt as the result of improved operating income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     We have historically relied upon operating cash flow, debt financing and the sale of equity securities to fund our operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

     Cash provided by continuing operations was $11.2 million for 2002 compared to $19.4 million in the corresponding 2001 period. This decrease was primarily due to a $5.7 million increase in net working capital, combined with a $2.7 million impairment charge in 2001 and a $0.9 million decline in depreciation and amortization expense, offset partially by the $1.1 million impairment charge in 2002. Cash provided by continuing operations increased by 253% to $19.4 million for 2001 from $5.5 million in 2000, primarily due to a $0.9 million improvement in net income from continuing operations combined with a $8.6 million increase in net working capital and the $2.7 million impairment charge in 2001.

     Net cash used in investing activity of continuing operations was $5.8 million, $7.4 million and $10.7 million in 2002, 2001 and 2000, respectively. Cash used in investing activities consisted primarily of purchases of property and equipment of $5.9 million in 2002 compared to $5.2 million in 2001 and $11.0 million in 2000. The decrease in 2002 and 2001 spending was the result of a lower level of new calling system installations, as compared to 2000 levels, offset partially by an increased level of upgrades to existing systems and infrastructure. Cash used for acquisitions totaled $0.3 million in 2002 and $1.7 million in 2001. As part of the Company's on-going effort to dispose of underperforming assets, we completed the sale of assets associated with our Lock & Track(TM) jail management system product and the SpeakEZ voice verification assets for $0.7 million during 2002. Cash used in investing activities in 2000 was partially offset by the sale of surplus equipment of $0.4 million.

     We anticipate that our capital expenditures in 2003 will increase over 2002 levels based on our anticipated growth in installed systems at correctional facilities. We believe our cash flows from operations and our availability under our new credit facility will be sufficient in order for us to meet our anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems, and to finance our operations for at least the next 12 months.

     Cash provided by financing activities of continuing operations in 2002 was $0.4 million reflecting the proceeds of the New Credit Facility obtained in November 2002 (see "Capital Resources"). Net proceeds of the New Credit Facility were utilized to pay in full the Company's existing Credit Facility with its commercial bank and its Subordinated Note Payable. Due primarily to repayments on our credit facility, cash used in financing activities of continuing operations in 2001 was $9.3 million. This repayment was largely the result of improved operating performance and lower spending on property and equipment in 2001 than in prior years. Cash provided by financing activities of continuing operations of $6.3 million in 2000 consisted primarily of net proceeds from the issuance of redeemable convertible preferred stock of $3.5 million and subordinated debt of $3.8 million, less net payments on the credit facility and other debt of $1.0 million.

CAPITAL RESOURCES

     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility ("Credit Facility") with a commercial bank for working capital and general corporate purposes. The maximum available amount of credit under the credit facility available was dependent upon certain financial covenants and our financial performance. Based on these financial covenants, our maximum borrowings at December 31, 2000 were $40 million. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001, increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced on April 30, 2001. In March 2002 the maturity date of our Credit Facility was extended to June 30, 2002. Maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Interest was set at prime plus 2.25%, effective March 31, 2002. In addition, monthly payments of $0.2 million on the term loan were to continue through November 2002, when the Company obtained new financing (see below). In April 2002, the Company obtained a commitment from the bank to extend this facility to January 2003. The Credit Facility under this commitment required interest payments, principal and borrowing base reductions and banking fees.

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

     The Company also issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company (the "Subordinated Note Payable"). The note, repaid when the Company obtained new financing (see below), bore interest at prime rate plus one percent per annum payable every six months. The lender received warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 2002, at which time the lender received additional warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 30, 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure. Additional warrants to purchase 18,223 shares of common stock at an exercise price of $2.75, on the previous terms, were issued related to this extension.

     In November 2002, the Company obtained new financing (the "New Credit Facility). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. The New Credit Facility provides for maximum credit availability of $31.0 million, subject to limitations based on certain financial covenants, and consists of a $14.0 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million.

     The Senior Secured Term Loan bears interest at prime plus 4.0%, with 16 equal quarterly principal installment payments thorough December 2006. The Senior Subordinated Promissory Note is due in 2008 and bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% interest payable in kind. In addition, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. Availability under the Revolving Credit Facility is based on the lesser of up to 85% of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Set forth below is a summary of the Company's material contractual obligations and commitments as of December 31, 2002:

                                                           DUE IN ONE      DUE IN          DUE IN       DUE AFTER
                                                          YEAR OR LESS    2-3 YEARS       4-5 YEARS      5 YEARS          TOTAL
                                                          ------------   ------------   ------------   ------------   ------------
                                                                                      ($ IN THOUSANDS)
Senior secured term note ..............................   $      3,500   $      7,000   $      3,500   $         --   $     14,000
Senior subordinated promissory note ...................             --             --             --          9,000          9,000
Operating leases ......................................            870          1,041            102             --          2,013
Capital lease and other ...............................            195             55             --             --            250
                                                          ------------   ------------   ------------   ------------   ------------
Total contractual obligations and commitments .........   $      4,565   $      8,096   $      3,602   $      9,000   $     25,263
                                                          ============   ============   ============   ============   ============

     Under the Company's New Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the New Credit Facility not cured within 15 days. At December 31, 2002, the Company was in compliance with all of its debt covenants. There are no provisions within the Company's leasing arrangements that would trigger acceleration of future lease payments. (See Notes 4 and 10 to the consolidated financial statements for additional information regarding the obligations and commitments listed above.)

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

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The effect of adoption was the cessation of amortization of goodwill recorded on previous purchase business combinations. The Company reviewed the recorded goodwill for impairment upon adoption of SFAS No. 142. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be the same as its reportable segment
(see note 6). To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of operations. The Company completed its transitional impairment tests and determined that no impairment losses for goodwill and other intangible assets resulted with the adoption of SFAS No. 142. The Company expects that its depreciation and amortization expense will decrease by approximately $0.8 million annually as a result of the adoption of SFAS No. 142. If amortization of goodwill had not been recorded, the Company's net income and income per share for the twelve months ended December 31, 2001 and 2000 would have been as follows:

                                                                                 TWELVE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                           ----------------------------------
                                                                            2001(RESTATED)          2000
                                                                           --------------      --------------
                                                                           ($ IN THOUSANDS, EXCEPT PER SHARE
                                                                                        AMOUNTS)
Net income (loss) applicable to common stockholders, as reported .......   $       (2,042)     $       (1,630)
Add back:  amortization of goodwill ....................................              964                 664
                                                                           --------------      --------------
Net income applicable to common stockholders, as adjusted ..............   $       (1,078)     $         (966)
                                                                           ==============      ==============

Per common share-diluted:
Net income (loss) applicable to common stockholders, as reported .......   $        (0.14)     $        (0.12)
Amortization of goodwill ...............................................   $         0.07      $         0.05
                                                                           --------------      --------------
Net income (loss) applicable to common stockholders, as adjusted .......   $        (0.07)     $        (0.07)
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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included in the notes to these consolidated financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 also requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect FIN 45 to have a material effect on its financial position or results of operations.

    In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity does not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its financial position or results of operations.

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

INTEREST RATE RISK

     As of December 31, 2002, we have debt outstanding under our New Credit Facility of $23.0 million. The New Credit Facility provides for maximum credit availability of $31.0 million, subject to limitations based on certain financial covenants, and consists of a $14.0 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million. The Senior Secured Term Loan and the Revolving Credit Facility bear interest at prime plus 4% and 3.5%, respectively. Since the interest rate on the Senior Secured Term Loan outstanding and the Revolving Credit Facility is variable and is reset periodically, we are exposed to interest risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $0.1 million based on the amount of borrowings outstanding under our New Credit Facility at December 31, 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors and executive officers will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 28, 2003. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 28, 2003. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, our directors and our executive officers, will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 28, 2003. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be set forth in our Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 28, 2003. Such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Out Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

      Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect in all material respects our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Office and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS:

Independent Auditors' Report ...........................................................................   32
Consolidated Balance Sheets as of December 31, 2002 and 2001 ...........................................   33
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 .............   34
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000....   35
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 .............   36
Notes to Consolidated Financial Statements .............................................................   37

2.  FINANCIAL STATEMENT SCHEDULES:

Independent Auditors' Report on Financial Statement Schedule ............................................   53
Schedule II -- Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000....   54

3.  REPORTS ON FORM 8-K

On November 27, 2002, T-NETIX filed a report on Form 8-K relating to the appointment of Thomas Larkin as Vice Chairman, Richard Cree as Chief Executive Officer, Peter Meitzner as President and Wayne Johnson as Executive Vice President, Business and Corporate Development, as presented in a press release of November 26, 2002.

4.  EXHIBIT INDEX:

  EXHIBIT
  NUMBER                                                     DESCRIPTION OF EXHIBIT
  ------                                                     ----------------------
    (2.1)   --   Acquisition Agreement and Plan of Merger between Registrant and SpeakEZ, Inc. dated October 11, 1995.(4)

    (2.2)   --   Agreement and Plan of Merger of T-NETIX and Gateway dated February 10, 1999.(5)

    (3.1)   --   Certificate of Incorporation of Registrant(10)

    (3.2)   --   Bylaws of Registrant(10)

    (3.3)   --   Amended and Restated Bylaws of Registrant(1)

   (10.1)   --   1991 Non-Qualified Stock Option Plan(3)

   (10.2)   --   Form of 1991 Non-Qualified Stock Option Agreement(3)

   (10.3)   --   1991 Incentive Stock Option Plan(3)

   (10.4)   --   Form of 1991 Incentive Stock Option Agreement(3)

   (10.5)   --   2001 Stock Option Plan(11)

   (10.7)   --   Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991(1)

   (10.8)   --   Loan Agreement between Registrant and Bank One, Colorado NA, COBANK, ACB, and INTRUST BANK, N.A., dated as of September 9, 1999.(7)

   (10.9)   --   Standard Industrial Lease between Pacifica Development Properties, II LLC and Registrant dated April 15,
                 1996 and Amendment Number One thereto, dated May 20, 1996.(4)

  (10.10)   --   Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.(7)

  (10.11)   --   Employment Agreement between T-NETIX, Inc. and Henry G. Schopfer dated June 27, 2001.(6)

  (10.12)   --   First Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated July 11, 2000.(8)

  (10.13)   --   Second Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated April , 2001.(11)

  (10.14)   --   Third Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated March 26, 2002.(11)

  (10.15)   --   Fourth Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated April 12, 2002(11)

  (10.17)   --   Credit Agreement among Registrant, the Lenders party thereto, and JPMorgan Chase Bank, dated November 14, 2002

  (10.18)   --   $8,000,000 Revolving Note dated as of November 14, 2002, made by the Registrant in favor of JPMorgan Chase Bank
                 (Incorporated as Exhibit C-1 of Exhibit 10.17 of this Annual Report)

  (10.19)   --   $14,000,000 Term Note dated as of November 14, 2002, made by Registrant in favor of General Electric Capital
                 Corporation (Incorporated as Exhibit C-2 of Exhibit 10.17 of this Annual Report)

  (10.20)   --   Securities Purchase Agreement between Registrant and Key Principal Partners, LLC, dated November 14, 2002

  (10.21)   --   13% Senior Subordinated Promissory Note dated as of November 14, 2002, in the principal amount of
                 $9,000,000, made by Registrant in favor of Key Principal Partners, Inc.

     (21)   --   Subsidiaries of Registrant(1)

     (23)   --   Consent of KPMG LLP

   (99.1)   --   Certification of Richard E. Cree, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on
                 Form 10-K for the year ended December 31, 2002

   (99.2)   --   Certification of Henry G. Schopfer III, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section
                 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2002

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

(10) Previously filed with the Commission as an exhibit to the Company's Current Report on Form 8-K dated October 26, 2001.

(11) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 2001.

     (b) Reports on Form 8-K: On November 27, 2002, T-NETIX filed a report on Form 8-K relating to the appointment of Thomas Larkin as Vice Chairman, Richard Cree as Chief Executive Officer, Peter Meitzner as President and Wayne Johnson as Executive Vice President, Business and Corporate Development, as presented in a press release of November 26, 2002.

     On March 28, 2003 T-NETIX filed a report as Form 8-K reporting its financial results for the year and fourth quarter ended December 31, 2002 and announced that it will restate its financial statements for the year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on March 31, 2003.

                                 T-NETIX, INC.


                                 By:  /s/ Richard E. Cree
                                      -----------------------
                                          Richard E. Cree,
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                              TITLE                               DATE
        ---------                              -----                               ----
 /s/ RICHARD E. CREE                  Chief Executive Officer                  March 31, 2003
--------------------------
     Richard E. Cree

 /s/ HENRY G. SCHOPFER III            Chief Financial Officer                  March 31, 2003
--------------------------
     Henry G. Schopfer III

 /s/ DANIEL M. CARNEY              Chairman of the Board/Director              March 31, 2003
--------------------------
     Daniel M. Carney

 /s/ THOMAS E. LARKIN           Vice Chairman of the Board/Director            March 31, 2003
--------------------------
     Thomas E. Larkin

 /s/ ROBERT A. GEIST                         Director                          March 31, 2003
--------------------------
     Robert A. Geist

 /s/ JAMES L. MANN                           Director                          March 31, 2003
--------------------------
     James L. Mann

 /s/ MARTIN T. HART                          Director                          March 31, 2003
--------------------------
     Martin T. Hart

 /s/ DANIEL J. TAYLOR                        Director                          March 31, 2003
--------------------------
     Daniel J. Taylor

 /s/ B. HOLT THRASHER                        Director                          March 31, 2003
--------------------------
     B. Holt Thrasher

 /s/ W.P. BUCKTHAL                           Director                          March 31, 2003
--------------------------
     W.P. Buckthal

 /s/ JOHN H. BURBANK III                     Director                          March 31, 2003
--------------------------
     John H. Burbank III

                                  CERTIFICATION

I, Richard E. Cree, certify that:

1.    I have reviewed this annual report on Form 10-K of T-NETIX, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 31, 2003
                                             By:  /s/ RICHARD E. CREE
                                                  -----------------------
                                                  Richard E. Cree
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Henry G. Schopfer III, certify that:

1.    I have reviewed this annual report on Form 10-K of T-NETIX, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 31, 2003
                                              By:  /s/ HENRY G. SCHOPFER III
                                                   -------------------------
                                                   Henry G. Schopfer III
                                                   Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
T-NETIX, Inc.:

     We have audited the accompanying consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T-NETIX, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Statements No. 142, "Goodwill and Other Intangible Assets" in 2002.

     As discussed in Note 11 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended.

                                                          KPMG LLP

March 26, 2003
Dallas, Texas

                         T-NETIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                                        2001
                                                                                                    ------------
                                                                                                      RESTATED
                                                                                     2002             (Note 11)
                                                                                 ------------       ------------
                                                                                      (AMOUNTS IN THOUSANDS,
                                                                                       EXCEPT PER SHARE AND
                                                                                          SHARE AMOUNTS)
                                     ASSETS
Cash and cash equivalents .................................................      $      6,554       $        995
Accounts receivable, net (note 2) .........................................            20,038             18,030
Prepaid expenses ..........................................................             1,608              1,232
Inventories ...............................................................             1,424                705
                                                                                 ------------       ------------
          Total current assets ............................................            29,624             20,962
Property and equipment, net (note 2) ......................................            25,342             29,801
Goodwill, net .............................................................             2,245              2,245
Deferred tax asset ........................................................             2,297              2,297
Assets held for sale ......................................................               937                 --
Intangible and other assets, net (note 2) .................................             6,212              7,475
                                                                                 ------------       ------------
          Total assets ....................................................      $     66,657       $     62,780
                                                                                 ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable ........................................................      $      8,816       $     10,795
  Accrued liabilities (note 2) ............................................             7,996              5,089
  Subordinated note payable (note 4) ......................................                --              3,750
  Current portion of long-term debt (note 4) ..............................             3,694             18,436
                                                                                 ------------       ------------
          Total current liabilities .......................................            20,506             38,070
  Long-term debt (note 4) .................................................            19,091                218
                                                                                 ------------       ------------
          Total liabilities ...............................................            39,597             38,288
Commitments and contingencies (note 10)
Stockholders' equity (note 8):
          Preferred stock, $.01 stated value, 10,000,000 shares
           authorized; no shares issued or outstanding at
           December 31, 2002 and 2001, respectively .......................                --                 --
          Common stock, $.01 stated value, 70,000,000 shares
           authorized;15,052,210 and 15,032,638 shares issued
           and outstanding at December 31, 2002 and 2001,
           respectively ...................................................               150                150
  Additional paid-in capital ..............................................            42,334             41,831
  Accumulated deficit .....................................................           (15,424)           (17,489)
                                                                                 ------------       ------------
          Total stockholders' equity ......................................            27,060             24,492
                                                                                 ------------       ------------
           Total liabilities and stockholders' equity .....................      $     66,657       $     62,780
                                                                                 ============       ============

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                             RESTATED (NOTE 11)
                                                                                             ------------------
                                                                                 2002              2001              2000
                                                                              -----------       -----------       -----------
                                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                             AND SHARE AMOUNTS)
Revenue:
  Telecommunications services ..........................................      $    57,514       $    62,378       $    51,375
  Direct call provisioning .............................................           48,798            26,899            28,103
  Internet services ....................................................               --            23,886            21,401
  Equipment sales and other ............................................           13,498             4,596             2,303
                                                                              -----------       -----------       -----------
          Total revenue ................................................          119,810           117,759           103,182
Operating Costs and Expenses:
  Operating costs (exclusive of depreciation and
  amortization shown separately below)
     Telecommunications services .......................................           21,222            25,764            21,428
     Direct call provisioning ..........................................           46,796            24,012            24,519
     Internet services .................................................               --            14,963            16,610
     Cost of equipment sold and other ..................................            4,703             2,117               914
                                                                              -----------       -----------       -----------
          Total operating costs ........................................           72,721            66,856            63,471
  Selling, general and administrative ..................................           25,591            25,036            19,194
  Research and development .............................................            3,054             4,539             4,916
  Impairment of telecommunication assets ...............................            1,119             2,678                --
  Depreciation and amortization ........................................           12,101            12,963            11,579
                                                                              -----------       -----------       -----------
          Total operating costs and expenses ...........................          114,586           112,072            99,160
                                                                              -----------       -----------       -----------
          Operating income .............................................            5,224             5,687             4,022
Interest and other expenses, net .......................................           (2,707)           (2,446)           (2,800)
Gain on sale of assets .................................................               36                --               387
                                                                              -----------       -----------       -----------
Income from continuing operations before income taxes ..................            2,553             3,241             1,609
Income tax expense (Note 7) ............................................              180               735                --
                                                                              -----------       -----------       -----------
  Net income from continuing operations ................................            2,373             2,506             1,609
Loss from discontinued operations ......................................             (616)           (2,346)           (1,977)
Gain on sale of assets of discontinued assets ..........................              308                --                --
Impairment of assets of discontinued operations ........................               --            (1,125)               --
                                                                              -----------       -----------       -----------
  Net income (loss) from discontinued operations .......................             (308)           (3,471)           (1,977)
                                                                              -----------       -----------       -----------
Net income (loss) before accretion of discount on redeemable
  convertible preferred stock ..........................................            2,065              (965)             (368)
Accretion of discount on redeemable convertible preferred stock ........               --            (1,077)           (1,095)
Charge for conversion of redeemable convertible preferred stock ........               --                --              (167)
                                                                              -----------       -----------       -----------

Net income (loss) applicable to common stockholders ....................      $     2,065       $    (2,042)      $    (1,630)
                                                                              ===========       ===========       ===========

Income per common share from continuing operations
       Basic ...........................................................      $      0.16       $      0.17       $      0.13
                                                                              ===========       ===========       ===========
       Diluted .........................................................      $      0.15       $      0.17       $      0.12
                                                                              ===========       ===========       ===========
Loss per common share from discontinued operations
       Basic ...........................................................      $     (0.02)      $     (0.23)      $     (0.15)
                                                                              ===========       ===========       ===========
       Diluted .........................................................      $     (0.02)      $     (0.23)      $     (0.15)
                                                                              ===========       ===========       ===========
Income (loss) per common share applicable to common
  shareholders
       Basic ...........................................................      $      0.14       $     (0.14)      $     (0.13)
                                                                              ===========       ===========       ===========
       Diluted .........................................................      $      0.13       $     (0.14)      $     (0.12)
                                                                              ===========       ===========       ===========
Shares used in computing net income (loss) per common share
       Basic ...........................................................           15,041            14,847            12,801
                                                                              ===========       ===========       ===========
       Diluted .........................................................           15,363            15,050            13,280
                                                                              ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              COMMON STOCK
                                                      -----------------------    ADDITIONAL                           TOTAL
                                                                                   PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                                        SHARES       AMOUNT        CAPITAL          DEFICIT           EQUITY
                                                      ----------   ----------   -------------    -------------    ---------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

BALANCES AT JANUARY 1, 2000 .......................       12,699   $      127   $      35,791    $     (13,817)   $        22,101
  Common stock issued upon exercise of
     stock options ................................          279            3             122               --                125
  Warrants issued in connection with
     Series A redeemable convertible
     preferred stock ..............................           --           --           1,275               --              1,275
  Value ascribed to beneficial conversion
     feature of Series A redeemable
     convertible preferred stock ..................           --           --             771               --                771
  Warrants issued in connection with
     subordinated debt ............................           --           --              84               --                 84
  Accretion of redeemable convertible
     preferred stock ..............................           --           --              --           (1,095)            (1,095)
  Conversion of redeemable convertible
     preferred stock ..............................          251            2             498             (167)               333
  Net loss ........................................           --           --              --             (368)              (368)
                                                      ----------   ----------   -------------    -------------    ---------------

BALANCES AT DECEMBER 31, 2000 .....................       13,229          132          38,541          (15,447)            23,226
  Common stock issued upon exercise of
     stock options ................................           33           --               6               --                  6
  Conversion of redeemable convertible
     preferred stock ..............................        1,770           18           3,232               --              3,250
  Warrants issued in connection with
     subordinated debt ............................           --           --              52               --                 52
  Accretion of redeemable convertible
     preferred stock ..............................           --           --              --           (1,077)            (1,077)
  Net loss (Restated) -- See Note 11 ..............           --           --              --             (965)              (965)
                                                      ----------   ----------   -------------    -------------    ---------------

BALANCES AT DECEMBER 31, 2001 (Restated) --
  See Note 11 .....................................       15,032          150          41,831          (17,489)            24,492

  Common stock issued upon exercise of
     stock options ................................           20           --              32               --                 32
  Employee recourse stock loan ....................           --           --             (41)              --                (41)
  Warrants issued in connection with
     subordinated debt ............................           --           --             512               --                512
  Net Income ......................................           --           --              --            2,065              2,065
                                                      ----------   ----------   -------------    -------------    ---------------

BALANCES AT DECEMBER 31, 2002 .....................       15,052   $      150   $      42,334    $     (15,424)   $        27,060
                                                      ==========   ==========   =============    =============    ===============

          See accompanying notes to consolidated financial statements.

                         T-NETIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                         RESTATED (NOTE 11)
                                                                                         ------------------
                                                                                 2002          2001          2000
                                                                              ----------    ----------    ----------
                                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                                    SHARE AND SHARE AMOUNTS)
Cash flows from operating activities:
  Net income (loss) from continuing operations ............................   $    2,373    $    2,506    $    1,609
  Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
     Depreciation and amortization ........................................       12,101        12,963        11,579
     Bad debt expense .....................................................       13,465         7,516         3,180
     Impairment of telecommunication assets ...............................        1,119         2,678            --
     Net gain on sale of property and equipment ...........................         (344)           --          (387)
     Loss on writedown of investments .....................................          278            --            --
     Accretion of discount on subordinated note payable ...................           47            39            65
     Changes in operating assets and liabilities:
       Accounts receivable ................................................      (15,473)       (6,744)       (5,145)
       Prepaid expenses ...................................................         (376)           (5)         (102)
       Inventories ........................................................         (719)          453           (54)
       Intangibles and other assets .......................................       (2,218)       (1,132)         (701)
       Accounts payable ...................................................       (1,979)        2,024        (4,533)
       Accrued liabilities ................................................        2,907          (892)          (17)
                                                                              ----------    ----------    ----------
       Cash provided by operating activities of continuing operations .....       11,181        19,406         5,494
                                                                              ----------    ----------    ----------
Cash used in investing activities:
  Purchase of property and equipment ......................................       (5,903)       (5,190)      (11,007)
  Acquisition of business or business assets ..............................         (250)       (1,654)           --
  Investment in patents ...................................................           --          (410)           --
  Proceeds from disposal or property and equipment ........................          729            --           350
  Other investing activities ..............................................         (327)         (175)          (52)
                                                                              ----------    ----------    ----------
       Cash used in investing activities of continuing operations .........       (5,751)       (7,429)      (10,709)
                                                                              ----------    ----------    ----------
Cash flows from financing activities:
  Payments on line of credit ..............................................      (18,209)       (9,167)         (647)
  Proceeds from (payments on) subordinated debt ...........................       (3,750)           --         3,750
  Proceeds from issuance of senior secured term note ......................       14,000            --            --
  Proceeds from issuance of senior subordinated promissory note ...........        9,000            --            --
  Proceeds from issuance of redeemable convertible preferred
     stock, net ...........................................................           --            --         3,459
  Payments on other debt ..................................................         (595)         (129)         (363)
  Common stock issued for cash under stock option plans ...................           (9)            6           125
                                                                              ----------    ----------    ----------
       Cash provided by (used in) financing activities of
          continuing operations ...........................................          437        (9,290)        6,324
                                                                              ----------    ----------    ----------
Cash used by discontinued operations ......................................         (308)       (1,794)       (1,125)
                                                                              ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ......................        5,559           893           (16)
Cash and cash equivalents at beginning of year ............................          995           102           118
                                                                              ----------    ----------    ----------
Cash and cash equivalents at end of year ..................................   $    6,554    $      995    $      102
                                                                              ==========    ==========    ==========

Supplemental Disclosures:
  Cash paid during the year for:
     Interest .............................................................   $    2,243    $    2,555    $    2,581
                                                                              ==========    ==========    ==========
     Income taxes .........................................................   $      260    $      707    $      104
                                                                              ==========    ==========    ==========
  Non-cash financing activities:
     Accretion on preferred stock .........................................   $       --    $    1,077    $    1,095
                                                                              ==========    ==========    ==========
     Conversion of preferred stock ........................................   $       --    $       18    $      167
                                                                              ==========    ==========    ==========
     Notes received in exchange for assets ................................   $       91    $       --    $       --
                                                                              ==========    ==========    ==========
     Common stock received in exchange for assets .........................   $      278    $       --    $       --
                                                                              ==========    ==========    ==========
     Detachable stock purchase warrants issued ............................   $      512    $       52    $       --
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

                         T-NETIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     T-NETIX, Inc. and subsidiaries ("T-NETIX" or the "Company") was incorporated in Colorado in 1986. The Company currently has a single reportable segment: the Corrections Division. The Corrections Division provides telecommunications products and services, including security enhanced call processing, call validation and call billing, for inmate calling. Products and services are provided through contracts with telecommunications service providers, who pay the Company on either a percentage share of revenue or a fee per call basis, and through contracts directly with the correctional facility, in which the Company receives the retail price of the calls.

     The Company formerly reported two additional business segments: the Internet Service and SpeakEZ speaker verification divisions. Through its Internet Service Division, the Company provided interLATA Internet services to Qwest customers through a master service agreement, the "Qwest Agreement". Effective November 2001, substantially all services and associated revenue under this agreement ceased due to the expiration of this contract. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit and made the decision to curtail operations. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. Pursuant to this strategy and due to the subsequent sale of the assets, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements.

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

RISKS AND UNCERTAINTIES

     A majority of the Company's revenue is generated from services provided to significant telecommunications customers. The loss of a major customer could adversely affect operating results of the Company.

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

CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company's revenue is primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable from five customers that comprised 79% and 73% of total trade accounts receivable at December 31, 2002 and 2001 respectively. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses. An allowance for doubtful accounts has been established based on historical experience and management's evaluation of outstanding accounts receivable at the end of the accounting period.

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

     Construction in progress represents the cost of material purchases and construction costs, including interest capitalized during construction, for telecommunications hardware systems in various stages of completion. During the years ended December 31, 2002, 2001 and 2000, interest capitalized was insignificant.

     Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 7 years for telecommunications equipment and 3 to 10 years for office equipment. No depreciation is recorded on construction in progress until the asset is placed in service.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


GOODWILL, INTANGIBLE AND OTHER ASSETS

     Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Intangible and other assets include intellectual property assets, capitalized computer software, patent defense and costs of numerous patent applications, deposits and long-term prepayments and other intangible assets. Patents and intangible assets are stated at cost. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to period testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives and reviewed for impairment in accordance with the provision of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

     The Company reviewed the recorded goodwill for impairment upon adoption of SFAS No. 142. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be the same as the reportable segment (see Note 6). To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and the Company would be required to perform the second step of the transitional impairment tests. The Company completed its transitional impairment test and determined that the second step was not required for the reporting unit as the fair value of this reporting unit exceeded its carrying value. The Company also evaluated the fair value of its goodwill for impairment as of December 31, 2002. No impairment was required as of such date as the fair value of the goodwill exceeded its carrying value.

     Amortization is computed on the straight-line basis over 17 years for patent application and defense costs and periods ranging from 3 to 9 years for other intangibles. Amortization charged to expense was $1.2 million, $1.8 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its property and equipment, goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for potential impairment, the Company compares the carrying value to such assets to the estimated future cash flows expected to result from operations. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, the Company recognizes an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value.

     During the year ended December 31, 2002, the Company recorded a $1.1 million impairment charge to an asset relating to a prepaid contract for call validation query services that is currently in legal dispute (See Note 10 of "Notes to Consolidated Financial Statements"). The impairment charge does not change the Company's belief in its rights under the disputed contract nor does it change the Company's position to pursue its rights. In March 2003, the Company invested in another provider of similar services that it anticipates will significantly reduce its costs of validation services and uncollectable accounts (See Note 12 of "Notes to Consolidated Financial Statements"). As such, the Company intends to assign its rights to third parties under the terms of the disputed contract. The $1.1 million impairment charge reduces the carrying value of the asset to $0.9 million, which is the expected value to the realized through sale, net of any selling expenses. For the year ended December 31, 2002, the prepaid validation asset has been classified as an "Asset Held for Sale".

     During the year ended December 31, 2001, we recorded an impairment of telecommunications assets charge of $2.7 million. This impairment charge consisted of a reduction in the carrying value of software development costs and the write-off of goodwill and purchased intangible assets associated with our Contain(R) and Lock&Track(TM) jail management system products. While these products were offered for several years, we experienced limited commercial success and revenues have not been significant. This impairment charge was based upon an analysis, which concluded that the carrying value of software development costs and other intangible assets associated with these product lines exceeded the present value of estimated future cash flows given current sales levels. The assets of Lock&Track(TM) were sold in June 2002.

REVENUE RECOGNITION

     Revenue and expenses from telecommunications services and direct call provisioning are recognized at the time the telephone call is completed. Provision is made for estimated uncollectible accounts in the period direct call-provisioning revenue is recorded. Revenue from equipment sales is recognized when the equipment is shipped to customers. Revenue from Internet Services are recognized as the services are provided. The Company records deferred revenue for advance billings to customers or prepayments by customers prior to the completion of installation or prior to the provision of contractual bandwidth usage.

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

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


401(k) PLAN

     The Company established a 401(k) plan for all of its full time employees effective January 1, 1994. In June 1998, the Company implemented a matching program. The program calls for the Company to match 25% of an employee's contribution up to 6% of the individual employee's total salary. Matching contributions and plan expenses were $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000.

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                                TWELVE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                      -----------------------------------------
                                                                         2002           2001            2000
                                                                      ----------     ----------      ----------
Numerator:
    Net income (loss) applicable to common stockholders .........     $    2,065     $   (2,042)     $   (1,630)
                                                                      ==========     ==========      ==========
Denominator:
    Denominator for basic earnings per share ....................         15,041         14,847          12,801
    Effect of dilutive securities:
        Stock options ...........................................            295            203             479
        Warrants ................................................             27             --              --
                                                                      ----------     ----------      ----------
    Denominator for diluted earnings per share ..................         15,363         15,050          13,280
                                                                      ==========     ==========      ==========

     For the year ended December 31, 2002, common stock equivalents of 1,720,000 were not included in the diluted earnings per share calculation , as their effect would be anti-dilutive. There is no difference between basic and diluted net loss per common share for the years ended December 31, 2001 and 2000 since potentially dilutive securities from the conversion of redeemable convertible preferred stock and the exercises of options and warrants are anti-dilutive. The calculations of diluted net loss per common share for the years ended December 31, 2001 and 2000 do not include 1,648,000 and 980,000 respectively, of potentially dilutive securities, including common stock options and warrants and redeemable convertible preferred stock.

STOCK COMPENSATION

    The Company uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the Company's common stock on the date of grant.

    The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands:

                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                              2002           2001            2000
                                           ----------     ----------      ----------
Net income (loss) applicable to common
   stockholders, as reported: ........     $    2,065     $   (2,042)     $   (1,630)
Stock-based compensation excluded from
   reported net earnings .............          1,749          1,238           1,471
                                           ----------     ----------      ----------
Pro forma net income (loss) ..........     $      316     $   (3,280)     $   (3,101)
                                           ==========     ==========      ==========
Net income (loss) per common share:
  As reported:
     Basic ...........................     $     0.14     $    (0.14)     $    (0.13)
     Diluted .........................           0.13          (0.14)          (0.12)
  Pro forma:
     Basic ...........................     $     0.02     $    (0.22)     $    (0.24)
     Diluted .........................           0.02          (0.22)          (0.23)

    The per share weighted-average fair value of stock options issued by the Company during 2002, 2001 and 2000 was $3.00, $1.92 and $3.47, respectively, on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

                                                      YEAR ENDED DECEMBER 31,
                                              -------------------------------------
                                                 2002          2001         2000
                                              ----------    ----------   ----------
  Dividend yield...........................           --            --           --
  Expected volatility......................         92.3%         96.0%        78.9%
  Average expected option life.............    5.4 years     5.5 years    6.4 years
  Risk free interest rate..................         2.87%         4.69%        4.98%

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

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In general, SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on fair value. In addition, the intangible assets should be amortized based on useful life. If the intangible asset is determined to have an indefinite useful life, it should not be amortized, but shall be tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The effect of adoption was the cessation of amortization of goodwill recorded on previous purchase business combinations. The Company reviewed the recorded goodwill for impairment upon adoption of SFAS No. 142. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be the same as the reportable segment
(see Note 6). To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of operations.

    The Company completed its transitional impairment tests and determined that no impairment losses for goodwill and other intangible assets resulted with the adoption of SFAS No. 142. The Company expects that its depreciation and amortization expense will decrease by approximately $0.8 million annually as a result of the adoption of SFAS No. 142. If amortization of goodwill had not been recorded and if amortization of other intangible assets had been recorded using the revised life, the Company's net loss and loss per share for the twelve months ended December 31, 2001 and 2000 would have been as follows:


                                                                                     TWELVE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                 RESTATED
                                                                                   2001             2000
                                                                                -----------      -----------

Net income (loss) applicable to common stockholders, as reported ..........     $    (2,042)     $    (1,630)
Add back:  amortization of goodwill .......................................             964              664
                                                                                -----------      -----------
Net income (loss) applicable to common stockholders, as adjusted ..........     $    (1,078)     $      (966)
                                                                                ===========      ===========

Per common share-diluted:
Net income (loss) applicable to common stockholders, as reported ..........     $     (0.14)     $     (0.12)
Amortization of goodwill ..................................................     $      0.07      $      0.05
                                                                                -----------      -----------
Net income (loss) applicable to common stockholders, as adjusted ..........     $     (0.07)     $     (0.07)
                                                                                ===========      ===========


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

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 also requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company does not expect FIN 45 to have a material effect on its financial position or results of operations.

    In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity does not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its financial position or results of operations.

RECLASSIFICATION

     Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


(2)  BALANCE SHEET COMPONENTS

     Accounts receivable consist of the following:

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                 ----------      ----------
Accounts receivable, net:
  Trade accounts receivable ................................     $   11,375      $   12,540
  Direct call provisioning receivable ......................         13,015           7,040
  Other receivables ........................................            131           1,030
                                                                 ----------      ----------
                                                                     24,521          20,610
   Less: Allowance for doubtful accounts ...................         (4,483)         (2,580)
                                                                 ----------      ----------
                                                                 $   20,038      $   18,030
                                                                 ==========      ==========

     Bad debt expense was $13.5 million, $7.5 million, and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Property and equipment consist of the following:

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                 ----------      ----------
Property and equipment, net:
  Telecommunications equipment .............................     $   72,589      $   67,158
  Construction in progress .................................          3,009           4,898
  Office equipment .........................................         14,333          13,835
                                                                 ----------      ----------
                                                                     89,931          85,891
     Less: Accumulated depreciation and amortization .......        (64,589)        (56,090)
                                                                 ----------      ----------
                                                                 $   25,342      $   29,801
                                                                 ==========      ==========

     Intangible and other assets consist of the following:

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                 ----------      ----------
Intangible and other assets, net:
  Purchased technology assets ..............................     $    2,487    $    2,487
  Capitalized software development costs ...................          1,843         1,690
  Acquired software technologies ...........................            420           409
  Acquired contract rights .................................          1,391         1,391
  Deferred financing costs .................................          1,986            13
  Patent defense and application costs .....................          2,914         2,914
  Deposits and long-term prepayments .......................            435         2,110
  Other ....................................................            609         1,157
                                                                 ----------    ----------
                                                                     12,085        12,171
   Less: Accumulated amortization ..........................         (5,873)       (4,696)
                                                                 ----------    ----------
                                                                 $    6,212    $    7,475
                                                                 ==========    ==========

    Amortization expense related to intangible and other assets was $1.2 million, $1.8 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense related to intangible and other assets at December 31, 2002 for each of the years in the five year period ended December 31, 2007 and thereafter is:

                    Year ending December 31:
                      2003.............................   $   1,370
                      2004.............................       1,314
                      2005.............................       1,087
                      2006.............................         924
                      2007.............................         618

     Accrued liabilities consist of the following:

                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                 ----------      ----------
Accrued liabilities:
  Deferred revenue and customer advances ...................     $    2,431     $    1,215
  Compensation related .....................................          2,040          3,172
  Accrued site commissions .................................          2,254            131
  Other ....................................................          1,271            571
                                                                 ----------     ----------
                                                                 $    7,996     $    5,089
                                                                 ==========     ==========

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

     In addition, in connection with the merger transaction, T-NETIX issued 375,341 shares of common stock to certain shareholders of Gateway in exchange for terminating a royalty agreement. The royalty agreement related to automated call processing technology and intellectual property rights that were assigned to Gateway by the royalty owners in exchange for royalty payments. The termination of the royalty owners' interests resulted in the acquisition of an intangible asset. The asset has been recorded at fair value, or $2.5 million. The fair value is based on the value of T-NETIX common stock at February 10, 1999 (date of the Merger Agreement), or $6.625, times the number of shares issued in exchange for termination of the royalty owners' interests. The intangible asset has been recorded as a patent license rights with an estimated useful life of 10 years, the remaining term of the underlying patent.

TELEQUIP LABS, INC.

     On January 19, 2001 the Company completed the purchase of all the outstanding shares of common stock, not already owned, of TELEQUIP Labs, Inc., a provider of inmate calling systems. The purchase price was $605 per share, of which $573 per share was paid upon closing. The remaining $32 per share, or $0.1 million, was paid in 2002 based upon the terms of the purchase agreement regarding certain seller representations and warranties. The excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill. The total cash paid in January 2001 was $1.5 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of TELEQUIP Labs, Inc. have been included in the Company's consolidated financial statements from January 19, 2001.

ACT TELECOM, INC.

     In June 2002, the Company purchased substantially all of the assets of ACT Telecom, Inc., a Houston, Texas based prepaid calling platform provider and wholly-owned subsidiary of ClearMediaOne, Inc. Assets included a telecommunication switch, prepaid calling platform and associated software. The purchase price was approximately $0.7 million, including $0.3 million in cash and the issuance of a $0.4 million note due and payable on or before June 2003. The purchase price was allocated to property and equipment ($0.6 million) and intangibles and other assets ($0.1 million).

(4) DEBT

     Debt consists of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
Debt:
   Senior secured revolving credit facility .........       $       --      $   18,208
   Senior secured term note .........................           14,000              --
   Senior subordinated promissory note ..............            9,000              --
   Subordinated note payable ........................               --           3,750
   Other ............................................              250             446
                                                            ----------      ----------
                                                                23,250          22,404
   Less:  unamortized debt discount .................             (465)             --
                                                            ----------      ----------
   Total Debt .......................................       $   22,785      $   22,404

     Less current portion .............................          3,694          22,186
                                                            ----------      ----------
     Non current portion ..............................     $   19,091      $      218
                                                            ==========      ==========

     Future debt maturities for each of the next five years are summarized as follows:

                       Year ending December 31:
                         2003.............................   $ 3,500
                         2004.............................     3,500
                         2005.............................     3,500
                         2006.............................     3,500
                         2007.............................        --
                                                             -------
                                 Total debt maturities....   $14,000
                                                             =======


     In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the "Credit Facility") with its commercial bank. The Credit Facility provided for maximum credit of $40 million subject to limitations based on certain financial covenants. In April 2001, the Company's lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings on the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced in April 2001. In March 2002, the maturity date of the Credit Facility was extended to June 30, 2002. Within the terms of the March 2002 extension, maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Interest was set at prime plus 2.25%, effective March 31, 2002. In addition, monthly payments of $0.2 million on the term loan were set to continue through the maturity date. In April 2002, the Company obtained a commitment from the bank to extend this facility to January 2003. The Credit Facility under this commitment requires interest payments, principal and borrowing base reductions and banking fees.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

     The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company (the "Subordinated Note Payable"). The note, repaid when the Company obtained new financing (see below), bore interest at prime rate plus one percent every six months. The lender received warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 2002 at which time the lender received additional warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure. Additional warrants to purchase 18,223 shares of common stock at an exercise price of $2.75, on the previous terms, have been issued related to this extension. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as deferred financing fees and amortized over the term of the debt.

     In November 2002, the Company obtained new financing (the "New Credit Facility). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. The New Credit Facility provides for maximum credit availability of $31.0 million, subject to limitations based on certain financial covenants, and consists of a $14.0 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million.

     The Senior Secured Term Loan bears interest at prime plus 4.0%, with 16 equal quarterly principal installment payments thorough December 2006. Due in 2008, the Senior Subordinated Promissory Note bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% of interest payable in kind. In addition, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as a debt discount and is being amortized over the term of the Senior Subordinated Promissory Note. Availability under the Revolving Credit Facility is based on the lesser of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

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

(5) DISCONTINUED OPERATIONS AND NET ASSETS FOR SALE

      In August 2001, the Company formalized the decision to offer for sale its voice verification business unit, which includes the SpeakEZ voice verification products. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. SpeakEZ revenues have been insignificant to date and operations were substantially curtailed in November 2001. Accordingly, related operating results have been reported as discontinued operations. The financial information for the discontinued speaker verification operations is as follows:


                                                                     YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               2002            2001            2000
                                                            ----------      ----------      ----------
Revenue ...............................................     $      101      $       33      $      121
Operating loss ........................................           (616)         (2,346)         (1,977)
Gain on sale of assets ................................            308              --              --
Write-off of Telecommunication Assets .................             --          (1,125)             --
Net loss ..............................................           (308)         (3,471)         (1,977)

      In September 2001, the Company announced that it had entered into an agreement to sell all of the assets of the SpeakEZ division; however, the transaction was not completed and the agreement was terminated. As of December 31, 2001, the Company had not sold the SpeakEZ voice verification assets. For this reason, a one-time charge of $1.1 million, net of taxes, was recognized in 2001 related to the write off of the voice print patent and license assets related to the SpeakEZ product line. This write-off was based on an analysis

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


which concluded that the carrying value of our voice print assets exceeded the present value of estimated future cash flows given current operating results and the absence of a definitive agreement to sell these assets.

      In July 2002, the Company completed the sale of the SpeakEZ voice verification assets to SpeechWorks International, Inc. ("SpeechWorks") for $0.4 million cash and approximately 130,000 shares of SpeechWorks common stock valued at $0.3 million, subject to a 10% escrow provision and recognized a gain on the sale of discontinued operations of $0.3 million. In addition, SpeechWorks will pay the Company an earn-out fee based on the sale over the next two years of future SpeechWorks products incorporating the SpeakEZ technology. Payment of the earn-out fee, if any, will be made through the issuance of additional shares of SpeechWorks common stock. As part of the sales agreement, the Company retained the right to utilize the speech recognition technology in the corrections industry. SpeechWorks stock received by the Company will not be registered.

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

     In 2002, the Company has a single reportable segment: the Corrections Division. Through its Corrections Division, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including Verizon, AT&T, SBC Communications, Sprint and Qwest and through direct contracts between the Company and correctional facilities. In addition, primarily through its subsidiary TELEQUIP Labs, the Company sells inmate call processing systems to certain telecommunication providers.

     Formerly, the Company reported two additional business segments: the Internet Services and SpeakEZ Voice Verification divisions. Through its Internet Service Division, the Company provided interLATA Internet services to Qwest customers through a master service agreement, the "Qwest Agreement". Effective November 2001, substantially all services and associated revenue under this agreement ceased due to the expiration of this contract. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, the Company formalized its decision to offer for sale its voice print business unit, which included the SpeakEZ speaker verification products. Accordingly, related operating results of this business unit have been reported as discontinued operations in the consolidated financial statements. Segment reporting has been conformed to correspond to the current presentation. As described in Note 5 of "Notes to Consolidated Financial Statements," the Company completed the sale of SpeakEZ assets in July 2002.

     The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company's reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the years ended December 31, 2002, 2001 and 2000 is as follows:

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                   2002            2001              2000
                                                                                -----------     -----------      -----------

REVENUE FROM EXTERNAL CUSTOMERS:
  Corrections Division ....................................................     $   119,810     $    93,873      $    81,781
  Internet Services Division ..............................................              --          23,886           21,401
                                                                                -----------     -----------      -----------
                                                                                $   119,810     $   117,759      $   103,182
                                                                                ===========     ===========      ===========

RESEARCH AND DEVELOPMENT
  Corrections Division ....................................................     $     3,054     $     4,539      $     4,916
  Internet Services Division ..............................................              --              --               --
                                                                                -----------     -----------      -----------
                                                                                $     3,054     $     4,539      $     4,916
                                                                                ===========     ===========      ===========

DEPRECIATION AND AMORTIZATION
  Corrections Division ....................................................     $    12,101     $    12,963      $    11,579
  Internet Services Division ..............................................              --              --               --
                                                                                -----------     -----------      -----------
                                                                                $    12,101     $    12,963      $    11,579
                                                                                ===========     ===========      ===========

INTEREST AND OTHER EXPENSE
  Corrections Division ....................................................     $     2,671     $     2,446      $     2,413
  Internet Services Division ..............................................              --              --               --
                                                                                -----------     -----------      -----------
                                                                                $     2,671     $     2,446      $     2,413
                                                                                ===========     ===========      ===========

OPERATING INCOME (LOSS):
  Corrections Division ....................................................     $     5,224     $    (3,236)     $      (769)
  Internet Services Division ..............................................              --           8,923            4,791
                                                                                -----------     -----------      -----------
                                                                                $     5,224     $     5,687      $     4,022
                                                                                ===========     ===========      ===========

SEGMENT EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX:
  Corrections Division ....................................................     $     2,553     $    (5,682)     $    (3,182)
  Internet Services Division ..............................................              --           8,923            4,791
                                                                                -----------     -----------      -----------
                                                                                $     2,553     $     3,241      $     1,609
                                                                                ===========     ===========      ===========

SEGMENT ASSETS:
  Corrections Division ....................................................     $    66,657     $    62,780      $    69,629
  Internet Services Division ..............................................              --              --               --
                                                                                -----------     -----------      -----------
                                                                                $    66,657     $    62,780      $    69,629
                                                                                ===========     ===========      ===========

     Substantially all of the Company's reportable segment revenue is derived from within the United States. Revenue as a percentage of total revenue attributable to significant customers for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                                   2002            2001              2000
                                                                                -----------     -----------      -----------

CORRECTIONS DIVISION:
     AT&T .................................................................         16%              12%              13%
     Verizon ..............................................................         13               14               13
     SBC Communications ...................................................          7               10                9

     Substantially all revenue reported by our Internet Services Division for the years ended December 31, 2001 and 2000 was attributable to our GSP agreement with Qwest which expired in November 2001. There were no intersegment revenue for the years ended December 31, 2002, 2001 and 2000. Consolidated total assets included eliminations of approximately $0.7 million as of December 31, 2002. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the TELEQUIP Labs subsidiary related solely to intercompany borrowings.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


(7) INCOME TAXES

     Income tax expense for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                                   2002            2001            2000
                                                                                -----------     -----------     -----------
Current:
  Federal .................................................................     $        --              --     $        --
  State ...................................................................             180             735              --
                                                                                -----------     -----------     -----------
     Total ................................................................             180             735              --
Deferred:
  Federal .................................................................              --              --              --
  State ...................................................................              --              --              --
                                                                                -----------     -----------     -----------
     Total ................................................................              --              --              --
                                                                                -----------     -----------     -----------
     Total income tax expense (benefit) ...................................     $       180             735     $        --
                                                                                ===========     ===========     -----------

     Income taxes differ from the expected statutory income tax benefit, by applying the US federal income tax rate of 34% to pretax earnings for the years ended December 31, 2002, 2001 and 2000 due to the following:

                                                                                   2002            2001            2000
                                                                                -----------     -----------     -----------

Expected statutory income tax (benefit) expense ...........................     $     1,118      $      (302)     $      (554)
Amounts not deductible for income tax .....................................             209            1,333              807
State taxes, net of federal benefit .......................................             336              856               29
Change in valuation allowance .............................................            (993)          (1,152)            (119)
Other .....................................................................            (490)              --             (163)
                                                                                -----------      -----------      -----------
Total income tax expense (benefit) ........................................     $       180      $       735      $        --
                                                                                ===========      ===========      ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2002 and 2001 are presented below:

                                                                                                    2002              2001
                                                                                                 -----------      -----------
Deferred income tax assets:
Net operating loss carry forwards ..........................................................     $     4,495      $     5,468
Allowance for doubtful accounts ............................................................           1,578              942
Intangible assets, due to difference in book/tax basis .....................................             514              946
Other ......................................................................................             561              627
                                                                                                 -----------      -----------
Total gross deferred income tax assets .....................................................           7,148            7,983
Less valuation allowance ...................................................................          (2,301)          (3,294)
                                                                                                 -----------      -----------
                                                                                                       4,847            4,689
Deferred income tax liabilities:
Intangible assets, due to difference in book/tax basis .....................................              --               --
Property and equipment, principally due to differences in depreciation .....................          (2,550)          (2,392)
Other assets, due to differences in book/tax basis .........................................              --               --
                                                                                                 -----------      -----------
Total gross deferred tax liabilities .......................................................          (2,550)          (2,392)
                                                                                                 -----------      -----------
                                                                                                 $     2,297      $     2,297
                                                                                                 ===========      ===========

     At December 31, 2002, the Company had net operating loss carry forwards for tax purposes aggregating approximately $15.7 million which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2020. Approximately $1.2 million of the net operating loss carry forwards are subject to certain rules limiting their annual usage. The Company believes these annual limitations will not ultimately affect the Company's ability to use substantially all of its net operating loss carry forwards for income tax purposes.

     A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company calculated deferred tax liability, deferred tax asset, and the related valuation of net operating loss carryforward for the taxable temporary differences. The valuation allowance represents excess deferred tax asset for the net operating loss carryforward over net deferred tax liability. The Company has offset a portion of its deferred tax with a valuation allowance. The valuation allowance will be adjusted in the future based on the Company's projected taxable income.

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

     A summary of the Company's stock option activity, and related information through December 31, 2002, is as follows:


                                                        OPTIONS OUTSTANDING
                                                   ------------------------------
                                                                      WEIGHTED
                                    SHARES                            AVERAGE
                                  AVAILABLE          NUMBER OF        EXERCISE
                                  FOR GRANT           SHARES            PRICE
                                 ------------      ------------      ------------
Balance at January 1, 2000 .          615,138         1,917,880      $       4.56
  Granted ..................       (1,063,900)        1,063,900      $       5.09
  Exercised ................               --          (278,842)     $       0.45
  Canceled .................          531,400          (531,400)     $       5.91
                                 ------------      ------------
Balance at December 31, 2000           82,638         2,171,538      $       5.01
  Authorized ...............        2,000,000                --                --
  Granted ..................         (960,000)          960,000      $       2.56
  Exercised ................               --           (33,317)     $       0.20
  Canceled .................           80,750           (80,750)     $       3.83
                                 ------------      ------------
Balance at December 31, 2001        1,203,388         3,017,471      $       4.32
Granted ....................         (582,500)          582,500      $       3.00
Exercised ..................               --           (19,842)     $       1.63
Canceled ...................          373,500          (373,500)     $       4.61
                                 ------------      ------------
Balance at December 31, 2002          994,388         3,206,629      $       3.95
                                 ============      ============


     The range of exercise prices for common stock options outstanding and options exercisable at December 31, 2002 is as follows:

                      OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
--------------------------------------------------------------------------     ---------------------------------
                                           WEIGHTED
                                            AVERAGE           WEIGHTED                               WEIGHTED
                                           REMAINING          AVERAGE                                AVERAGE
    RANGE OF             NUMBER OF        CONTRACTUAL         EXERCISE          NUMBER OF            EXERCISE
 EXERCISE PRICE           SHARES          LIFE (YEARS)          PRICE             SHARES              PRICE
----------------      --------------     --------------     --------------     --------------     --------------
$ 1.61 -- $ 2.35             823,239                6.9     $         2.09            424,314     $         1.87
$ 2.35 -- $ 3.25           1,083,340                8.1     $         3.00            238,340     $         3.06
$ 3.25 -- $ 5.00             386,050                6.7     $         4.23            276,500     $         4.39
$ 5.01 -- $ 6.13             426,750                3.9     $         5.56            398,625     $         5.55
$ 6.13 -- $ 7.25             413,500                4.9     $         6.83            321,000     $         6.98
$ 7.25 -- $ 9.75              31,250                4.9     $         9.11             31,250     $         9.11
$ 9.75 -- $13.71              42,500                2.9     $        13.50             42,500     $        13.50
                      --------------     --------------     --------------     --------------     --------------
                           3,206,629                6.5     $         3.95          1,732,529     $         4.65
                      ==============                                           ==============

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

     In November 2000, the holders of the preferred stock converted 500 shares of the Series A Preferred Stock into 250,630 shares of common stock at a conversion price of $2.09 per share. As a result of this transaction, the Company recognized a charge of $0.2 million to income (loss) applicable to common stockholders, representing the pro-rata share of the remaining unamortized discount on the preferred stock. In February of 2001 the remaining 3,250 shares of preferred stock were converted into 1,770,179 shares of common stock at an average conversion price of $1.95. The remaining unamortized discount on the Series A preferred stock of $1.1 million was recognized as a charge to income (loss) applicable to common stockholders.

     In November 2002, the Company obtained new financing including a $9.0 million Senior Subordinated Promissory Note, due in 2008. Subject to the issuance of this note, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as a debt discount and is being amortized over the term of the Senior Subordinated Promissory Note. The expiration date of these warrants is November 2010.

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)



(9) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                              DECEMBER 31    SEPTEMBER 30    JUNE 30     MARCH 31      TOTAL
                                                              -----------    ------------    --------    --------    ---------
    2002:
    Revenue .............................................     $    32,142    $     31,664    $ 31,546    $ 24,458    $ 119,810
    Total expenses ......................................          32,049          30,251      29,747      22,539      114,586
                                                              -----------    ------------    --------    --------    ---------
    Operating income (loss) .............................              93           1,413       1,799       1,919        5,224
    Interest and other expenses .........................            (884)           (897)       (620)       (306)      (2,707)
    Gain on sale of assets ..............................              --              --          36          --           36
                                                              -----------    ------------    --------    --------    ---------
    Net income (loss) from continuing operations
       before income taxes ..............................            (791)            516       1,215       1,613        2,553
    Income tax expense ..................................              --              --         (45)       (135)        (180)
                                                              -----------    ------------    --------    --------    ---------
    Net income from continuing operations ...............            (791)            516       1,170       1,478        2,373
    Income (loss) from discontinued operations ..........              --             126         (85)       (349)        (308)
                                                              -----------    ------------    --------    --------    ---------
    Net income (loss) applicable to common
       stockholders .....................................            (791)            642       1,085       1,129        2,065
    Basic earnings per share ............................           (0.05)           0.04        0.07        0.08         0.14
    Diluted earnings per share ..........................           (0.05)           0.04        0.07        0.07         0.13

    2001 (Restated -- See Note 11):
    Revenue .............................................     $    25,516    $     31,411    $ 31,827    $ 29,005    $ 117,759
    Total expenses ......................................          27,617          28,067      29,026      27,362      112,072
                                                              -----------    ------------    --------    --------    ---------
    Operating income (loss) .............................          (2,101)          3,344       2,801       1,643        5,687
    Interest and other expenses .........................            (480)           (590)       (666)       (710)      (2,446)
                                                              -----------    ------------    --------    --------    ---------
    Net income (loss) from continuing operations
       before income taxes ..............................          (2,581)          2,754       2,135         933        3,241
    Income tax expense ..................................            (402)           (111)       (222)         --         (735)
                                                              -----------    ------------    --------    --------    ---------
    Net income from continuing operations ...............          (2,983)          2,643       1,913         933        2,506
    Loss from discontinued operations ...................            (397)           (580)       (692)       (677)      (2,346)
    Impairment of assets of discontinued operations .....          (1,125)             --          --          --       (1,125)
    Accretion of discount on redeemable preferred
       stock ............................................              --              --          --      (1,077)      (1,077)
                                                              -----------    ------------    --------    --------    ---------
    Net income (loss) applicable to common
       stockholders .....................................          (4,505)          2,063       1,221        (821)      (2,042)
    Basic and diluted earnings (loss) per share .........           (0.30)           0.14        0.08       (0.06)       (0.14)

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

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain office equipment under operating lease agreements and certain computer and office equipment under capital lease agreements. Rent expense under operating lease agreements for the years ended December 31, 2002, 2001 and 2000 was approximately $1.0 million, $1.1 million, and $1.0 million, respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows:

             Year ending December 31:
               2003...................................   $1,065
               2004...................................      755
               2005...................................      341
               2006...................................       98
               2007...................................        4
                                                              -
                       Total minimum lease payments...   $2,263
                                                         ======

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

     During 2000, a case styled Valdez v. State of New Mexico, et al. against Gateway and several other defendants was dismissed. The complaint, generally alleging violations of state unfair practices, antitrust and constitutional laws, included class action certification of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a New Mexico correctional facility. On appeal by plaintiffs, in August 2002 the New Mexico State Supreme Court affirmed the District Court's dismissal of the plaintiffs' case.

     T-NETIX is a defendant in a state case brought in June, 2000 in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs' class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has crossed appealed. The T-NETIX and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

     Gateway has been litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus "Skip" Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. Plaintiffs, a class of relatives of prisoners incarcerated in Kentucky correctional facilities, sued, in October 1997, the Commonwealth of Kentucky, the Kentucky Department of Corrections, the state of Missouri, several Kentucky, Missouri, Arizona and Indiana municipal entities, and various private telephone providers alleging antitrust violations and excessive rates in connection with the provision of telephone services to inmates. The plaintiffs alleged Sherman Act, Robinson-Patman Act, and Equal Protection violations. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff's petition for injunctive relief, despite these findings. Recently, the appeal brought by the plaintiffs has been dismissed and no further action has been taken.

     In another case styled Robert E. Lee Jones, Jr. vs. MCI Communications, et al, plaintiffs, 43 inmates of the Bland Correctional Center in Virginia, filed a pro se action in January, 2001 alleging constitutional violations, RICO Act violations and violations of Federal wiretapping laws. This case was dismissed on all counts in November 2001 and plaintiffs appealed. The dismissal was affirmed by the Fourth Circuit in July 2002.

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

     In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. The case is in its discovery stages. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to sever MCI WorldCom from the patent litigation, which motion was granted on February 13, 2003.

     Since September 1997 and through October 2001, pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet, Inc. under the contract were in the nature of the transport of queried by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain

                         T-NETIX, INC. AND SUBSIDIARIES

           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, Illuminet notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX's breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments (the value of which has been written down for the period ended December 31, 2002) are classified as an "Asset Held for Sale" at December 31, 2002 and as a long-term prepayment included in Intangible and Other Assets at December 31, 2001 (See Note 2 of "Notes to Consolidated Financial Statements"). It is the contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet and that the Company is still entitled to the services for which it paid. The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the balance of the prepaid expense could be impaired. It is anticipated that the arbitration hearing previously scheduled for December 6, 2002 will now be scheduled during the month of July or August 2003.

     In August 2001, the U.S. Bankruptcy Court for the Central District of California approved the sale of assets of OAN Services, Inc. ("OAN"), a Chapter 11 debtor and the primary billing agent of the Company. The Company and about 20 other customers received a portion of the proceeds. The sole objecting customer appealed to the Bankruptcy Appellate Panel but it was dismissed as moot. In December 2001, the Bankruptcy Court granted OAN's Summary Judgment Motion and ruled against the objecting customer. In late August 2002, the United Stated District Court reversed the summary judgment and remanded the case to the Bankruptcy Court. The objecting customer has notified the other customers, including the Company, that if it ultimately prevails, it intends to pursue available claims against the bankruptcy estate and the customers receiving the portion of the proceeds.

     Condes v. Evercom Systems, Inc., et al. is an action filed against SBC Communications, Pacific Bell Tel. Co. and Evercom Systems, Inc. in state court in Alameda County, California in June 2002, alleging unfair trade practices based on asserted billing of collect calls which were not accepted or authorized, and requesting class action certification. T-NETIX was joined as a defendant on March 11, 2003.

     In January 2003 suit was filed against T-NETIX and various state correctional officials in the District Court of Johnson County, Nebraska styled Dukhan Iqraa Jihad Mumin, Vicky Marie Kitt v. T-NETIX Telephone Company, et al. The suit, brought pro se by an inmate on behalf of himself and the other plaintiffs, alleges violations of privacy, United States and Nebraska constitutional and civil rights. The complaint includes a demand for compensatory damages of $500,000 and a total of $3,000,000 in treble and compensatory damages. A Motion to Dismiss for failure to state a claim on which relief can be granted has been filed by the Company.

     Richardson v. T-NETIX Telecommunications, Inc. and Colman v. Miller, et al., are two civil actions filed prose on February 6, 2003 by inmates with the state Court of Common Pleas in Somerset County, Pennsylvania. These non-class action complaints allege inaccurate billing for pre-paid services in one Pennsylvania Prison location and request injunctive relief, unspecified compensatory damages and $2,500 in punitive damages.

     We believe the ultimate disposition of the forgoing matters will not have a material affect on our financial condition, liquidity, or results of operations.

(11) RESTATEMENT OF PREVIOUSLY ISSUED 2001 FINANCIAL STATEMENTS

    Subsequent to the issuance of our Annual Report for the year ended December 31, 2001, we determined that certain contract setup costs incurred by the Company should have been charged to operating costs rather than reflected on the balance sheet as property and equipment. Such contract setup costs were incurred by the Company subsequent to new contract consummation primarily in connection with providing orientation and training to correctional institution employees in the proper use and maintenance of the Company's equipment and software installed on the correctional institution premises. While these costs were valid, direct contract setup costs incurred by the Company subsequent to contract signing and, as such, were within the cost deferral guidelines set forth by generally accepted accounting principals, the Company has determined that such costs did not meet the recoverability criteria required to defer such costs and amortize them over the life of the respective contract.

         Under generally accepted accounting principles it is only appropriate to defer direct contract acquisition and origination costs to the extent there are contractually committed revenues or up-front non-refundable fees. The Company's exclusive contracts with correctional facilities to provide telecommunication services to inmates generally have a three to five year non-cancelable term, but do not contain any specific provisions which require the correctional facilities to make any payments or reimbursements to the Company. Also, these contracts do not generally contain any guarantee provisions regarding the revenue levels to be generated through the unilateral right granted by the correctional facilities to the Company to provide telecommunication services to the inmate. Although the Company believes that the net margin from each contract far exceeds the contract setup costs capitalized, it does not meet the recoverability criteria required to initially capitalize such costs at contract inception as there is no contractually committed revenue stream to be received over the non-cancelable term of the agreement.

    As a result of changing our accounting treatment for certain contract setup costs, the Company determined that its financial statements as of and for the year ended December 31, 2001 should be restated. The effect of the restatement is a $0.4 million increase to the previously reported net loss for the year ended December 31, 2001, as a result of the additional operating costs. There is no significant impact with using this new accounting treatment on the previously reported financial results for years ended prior to 2001 and for the first three quarters of 2002. The adjustments to the previously reported 2001 net loss relating to the restatement are summarized in the following table:

                                                                                      TWELVE MONTHS ENDED
                                                                                       DECEMBER 31, 2001
                                                                                      -------------------
                     Net loss applicable to common stockholders, previously
                     reported .......................................................       $(1,625)
                     Adjustments:
                     Operating costs - telecommunication services ...................           458
                     Depreciation and amortization ..................................           (41)
                                                                                            -------

                     Net loss applicable to common stockholder, as restated .........       $(2,042)
                                                                                            =======

    The following balance sheet accounts as of December 31, 2001 were affected by the restatement:

                                                                                    DECEMBER 31, 2001
                                                                                 ------------------------
                                                                                               PREVIOUSLY
                                                                                 RESTATED       REPORTED
                                                                                 --------      ----------
                  Property and equipment, net ..............................     $ 29,801      $   30,217
                  Total assets .............................................       62,780          63,197
                  Accumulated deficit ......................................      (17,489)        (17,072)
                  Total stockholders' equity ...............................       24,492          24,909
                  Total liabilities and stockholders' equity ...............       62,780          63,197


    The following presents the impact of the restatement on the operating results and cash flows for the twelve months ended December 31, 2001:

                                                                                    DECEMBER 31, 2001
                                                                                -------------------------
                                                                                               PREVIOUSLY
                                                                                 RESTATED       REPORTED
                                                                                ----------     ----------
                  Operating Costs and Expenses-Telecommunications services...   $    25,764    $   25,306
                  Total operating costs......................................        66,856        66,398
                  Depreciation and amortization..............................        12,963        13,004
                  Total operating costs and expenses.........................       112,072       111,655
                  Operating income...........................................         5,687         6,104
                  Income from continuing operations before income taxes......         3,241         3,658
                  Net income from continuing operations......................         2,506         2,923
                  Net income (loss) before accretion of discount on
                    redeemable convertible preferred stock...................          (965)         (548)
                  Net income (loss) applicable to common stockholders........        (2,042)       (1,625)

                  Income per common share from continuing operations
                         Basic...............................................     $    0.17     $    0.20
                                                                                  =========     =========

                         Diluted.............................................     $    0.17     $    0.20
                                                                                  =========     =========
                  Income (loss) per common share applicable to common
                    shareholders
                         Basic...............................................     $   (0.14)    $   (0.11)
                                                                                  ==========    ==========
                         Diluted.............................................     $   (0.14)    $   (0.11)
                                                                                  =========     ==========

                  Cash provided by operating activities of continuing
                    operations...............................................        19,406        19,864

                  Cash used in investing activities of continuing
                    operations...............................................        (7,429)       (7,887)


(12) SUBSEQUENT EVENTS

In March 2003 the Company completed an investment in a newly formed company, Accudata Technologies, Inc. The Company acquired a 50% preferred stock interest, combined with the right to elect a majority of the Board of Directors. Of the $0.6 million invested in Accudata, $0.5 million went to the purchase out of a Chapter XI bankruptcy proceeding of substantially all of the assets (in essence the ongoing business) of Revenue Communications, Inc. With such purchase, Accudata became one of only twelve active telephone line information databases ("LIDB") in the United States where important customer information is stored and maintained, including telephone number, service provider and collect call preferences. The acquisition of Accudata will allow the Company cost effective, flexible, high-speed access to a centralized LIDB through sophisticated SS7 transport technology and considerably enhances our capacity to utilize new technology for controlling bad debt and unbillables.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Shareholders
T-NETIX, Inc.:

     Under the date of March 26, 2003, we reported on the consolidated balance sheets of T-NETIX, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. Our report dated March 26, 2003 contains an explanatory note that refers to a restatement of the consolidated financial statements as of December 31, 2001 and for the year then ended. Our report also refers to a change in the Company's method of accounting for intangibles. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG LLP

Dallas, Texas
March 31, 2003

                                   SCHEDULE II

                         T-NETIX, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                             BALANCE AT    CHARGED TO                   BALANCE AT
                                                              BEGINNING     COSTS AND    DEDUCTIONS/      END OF
                                                              OF PERIOD     EXPENSES     WRITE-OFFS       PERIOD
                                                             ----------    ----------    -----------    ----------
                                                                            (AMOUNTS IN THOUSANDS)
  Year Ended December 31, 2002:
    Allowance for doubtful accounts...................         $2,580        $13,465       $(11,562)      $4,483
                                                               ======        =======       ========       ======

  Year Ended December 31, 2001:
    Allowance for doubtful accounts...................         $1,091        $ 7,516       $ (6,027)      $2,580
                                                               ======        =======       ========       ======

  Year Ended December 31, 2000:
    Allowance for doubtful accounts...................         $3,589        $ 3,180       $ (5,678)      $1,091
                                                               ======        =======       ========       ======

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                                 DESCRIPTION OF EXHIBIT
   --------                                ----------------------
    (2.1)   --   Acquisition Agreement and Plan of Merger between Registrant and SpeakEZ, Inc. dated October 11, 1995.(4)

    (2.2)   --   Agreement and Plan of Merger of T-NETIX and Gateway dated February 10, 1999.(5)

    (3.1)   --   Certificate of Incorporation of Registrant(10)

    (3.2)   --   Bylaws of Registrant(10)

    (3.3)   --   Amended and Restated Bylaws of Registrant(1)

   (10.1)   --   1991 Non-Qualified Stock Option Plan(3)

   (10.2)   --   Form of 1991 Non-Qualified Stock Option Agreement(3)

   (10.3)   --   1991 Incentive Stock Option Plan(3)

   (10.4)   --   Form of 1991 Incentive Stock Option Agreement(3)

   (10.5)   --   2001 Incentive Stock Option Plan(11)

   (10.7)   --   Agreement between American Telephone and Telegraph Company and Registrant dated November 1, 1991(1)

   (10.8)   --   Loan Agreement between Registrant and Bank One, Colorado NA, COBANK, ACB, and INTRUST BANK, N.A., dated as of September 9, 1999.(7)

   (10.9)   --   Standard Industrial Lease between Pacifica Development Properties, II LLC and Registrant dated April 15,
                 1996 and Amendment Number One thereto, dated May 20, 1996.(4)

  (10.10)   --   Employment Agreement between Gateway and Richard E. Cree dated January 1, 1998.(7)

  (10.11)   --   Employment Agreement between T-NETIX, Inc. and Henry G. Schopfer dated June 27, 2001.(6)

  (10.12)   --   First Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated July 11, 2000.(8)

  (10.13)   --   Second Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated April , 2001.(11)

  (10.14)   --   Third Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated March 26, 2002.(11)

  (10.15)   --   Fourth Amendment to the Loan Agreement $40,000,000 Revolving Line of Credit from Bank One, Colorado, NA,
                 COBANK, ACB and Intrust Bank, NA, dated April 12, 2002(11)

  (10.17)   --   Credit Agreement among Registrant, the Lenders party thereto, and JPMorgan Chase Bank, dated November 14, 2002

  (10.18)   --   $8,000,000 Revolving Note dated as of November 14, 2002, made by the Registrant in favor of JPMorgan Chase Bank
                 (Incorporated as Exhibit C-1 of Exhibit 10.17 of this Annual Report)

  (10.19)   --   $14,000,000 Term Note dated as of November 14, 2002, made by Registrant in favor of General Electric Capital
                 Corporation (Incorporated as Exhibit C-2 of Exhibit 10.17 of this Annual Report)

  (10.20)   --   Securities Purchase Agreement between Registrant and Key Principal Partners, LLC, dated November 14, 2002

  (10.21)   --   13% Senior Subordinated Promissory Note dated as of November 14, 2002, in the principal amount of
                 $9,000,000, made by Registrant in favor of Key Principal Partners, Inc.

     (21)   --   Subsidiaries of Registrant(1)

     (23)   --   Consent of KPMG LLP

   (99.1)   --   Certification of Richard E. Cree, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on
                 Form 10-K for the year ended December 31, 2002

   (99.2)   --   Certification of Henry G. Schopfer III, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section
                 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2002

------------

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

(5) Previously filed with the Commission as an exhibit to the Company's Proxy Statement dated May 10, 2001.(6) Previously filed with the Commission as an exhibit to the Company's Quarterly Report on Form 10-Q dated June 31, 2001.

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

(10) Previously filed with the Commission as an exhibit to the Company's Current Report on Form 8-K dated October 26, 2001.

(11) Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended 2001.