Form 10-Q
period 2003-03-31
T NETIX INC
filed 2003-05-13
CIK 929757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission file number 0-25016

T-NETIX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1037352
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2155 Chenault Drive, Suite 410 Carrollton, Texas 75006 (Address of principal executive offices)	75006 (Zip Code)

Registrant’s telephone number, including area code:

(972) 241-1535

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at April 28, 2003

Common stock, $0.01 stated value	15,052,210

FORM 10-Q CROSS REFERENCE INDEX

PART I

Item 1.	Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(Amounts in thousands,
	except per share and
	share amounts)
ASSETS
Cash and cash equivalents	$6,904	$6,554
Accounts receivable, net (note 2)	19,133	20,038
Prepaid expenses	3,369	1,608
Inventories	1,349	1,424

Total current assets	30,755	29,624
Property and equipment, net (note 2)	24,530	25,342
Goodwill, net	2,245	2,245
Deferred tax asset	2,297	2,297
Assets held for sale	937	937
Intangible and other assets, net (note 2)	6,613	6,212

Total assets	$67,377	$66,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$12,097	$11,070
Accrued liabilities (note 2)	7,007	5,742
Current portion of long-term debt (note 3)	3,659	3,694

Total current liabilities	22,763	20,506
Long-term debt (note 3)	18,292	19,091

Total liabilities	41,055	39,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 stated value, 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock, $.01 stated value, 70,000,000 shares authorized; 15,052,210 shares issued and outstanding at March 31, 2003 and December 31, 2002	150	150
Additional paid-in capital	42,334	42,334
Accumulated deficit	(16,162)	(15,424)

Total stockholders’ equity	26,322	27,060

Total liabilities and stockholders’ equity	$67,377	$66,657

See accompanying notes to unaudited condensed consolidated financial statements.

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(Amounts in thousands,
	except per share and
	share amounts)
Revenue:
Telecommunication services	$13,199	$15,264
Direct call provisioning	15,129	8,217
Equipment sales and other	1,695	977

Total revenue	30,023	24,458
Operating costs and expenses:
Operating costs (exclusive of depreciation and amortization shown separately below)
Telecommunications services	5,053	5,484
Direct call provisioning	14,102	7,463
Cost of equipment sold and other	743	531

Total operating costs	19,898	13,478
Selling, general and administrative	6,251	5,704
Research and development	773	700
Depreciation and amortization	3,031	2,657

Total operating costs and expenses	29,953	22,539

Operating income	70	1,919
Interest and other expenses, net	719	306

Income (loss) from continuing operations before income taxes	(649)	1,613
Income tax expense	89	135

Net income (loss) from continuing operations	(738)	1,478
Net loss from discontinued operations	—	(349)

Net income (loss) applicable to common stockholders	$(738)	$1,129

Income (loss) per common share from continuing operations
Basic	$(0.05)	$0.10

Diluted	$(0.05)	$0.10

Loss per common share from discontinued operations
Basic	$—	$(0.02)

Diluted	$—	$(0.02)

Income (loss) per common share applicable to common shareholders
Basic	$(0.05)	$0.08

Diluted	$(0.05)	$0.07

Shares used in computing net income (loss) per common share
Basic	15,052	15,032

Diluted	15,052	15,450

See accompanying notes to unaudited condensed consolidated financial statements.

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(Amounts in thousands,
	except per share and
	share amounts)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(738)	$1,478
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,031	2,657
Bad debt expense	4,073	2,519
Equity income from unconsolidated subsidiary	(15)	—
Accretion of discount on subordinated promissory note	28	—
Changes in operating assets and liabilities:
Accounts receivable	(3,168)	(5,745)
Prepaid expenses	(1,761)	(207)
Inventories	75	148
Intangibles and other assets	155	121
Accounts payable	1,027	(730)
Accrued liabilities	1,265	3,515

Cash provided by operating activities of continuing operations	3,972	3,756

Cash used in investing activities:
Purchase of property and equipment	(2,030)	(2,112)
Investment in unconsolidated subsidiary	(730)	—
Other investing activities	—	(93)

Cash used in investing activities of continuing operations	(2,760)	(2,205)

Cash flows from financing activities:
Net proceeds from (payments on) line of credit	—	145
Conversion of payment in kind interest to debt	56	—
Payments on senior secured term note	(875)	—
Payments on other debt	(43)	(657)

Cash used in financing activities of continuing operations	(862)	(512)

Cash used by discontinued operations	—	(349)

Net increase in cash and cash equivalents	350	690
Cash and cash equivalents at beginning of period	6,554	995

Cash and cash equivalents at end of period	$6,904	$1,685

Supplemental Disclosures:
Cash paid during the period for:
Interest	$317	$306

Income taxes	$120	$42

See accompanying notes to unaudited condensed consolidated financial statements.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share and share amounts)
(Unaudited)

(1)	Summary of Significant Accounting Policies

Unaudited Financial Statements

      The accompanying unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operations of T-NETIX, Inc. and subsidiaries (the “Company”) for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Some adjustments involve estimates, which may require revision in subsequent interim periods or at year-end. The financial statements have been presented in accordance with generally accepted accounting principles. Refer to notes to consolidated financial statements, which appear in the 2002 Annual Report on Form 10-K for the Company’s accounting polices, which are pertinent to these statements.

Acquisitions

      In March 2003 the Company acquired a 50% preferred stock interest in a newly formed company, Accudata Technologies, Inc. (“Accudata”). Of the $0.7 million invested in Accudata, $0.5 million went to the purchase out of a Chapter XI bankruptcy proceeding of substantially all of the assets (in essence the ongoing business) of Revenue Communications, Inc. With such purchase, Accudata became one of only twelve active telephone line information databases (“LIDB”) in the United States where important customer information is stored and maintained, including telephone number, service provider and collect call preferences. The investment in Accudata will allow the Company cost effective, flexible, high-speed access to a centralized LIDB through sophisticated SS7 transport technology and considerably enhances our capacity to utilize new technology for controlling bad debt and unbillables. The investment in Accudata is presented under the equity method of accounting and such investment is included in “Intangibles and other assets, net” at March 31, 2003. Equity in the results of operations for the three months ended March 31, 2003 was not significant.

Earnings (Loss) Per Common Share

      Earnings (loss) per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net income (loss) applicable to common shareholders	$(738)	$1,129

Denominator:
Denominator for basic earnings per share	15,052	15,032
Effect of dilutive securities:
Stock options	—	393
Warrants	—	25

Denominator for diluted earnings per share	15,052	15,450

      The calculation of diluted net loss per common share for the three months ended March 31, 2003 does not include 3,540,000 of potentially dilutive securities, including common stock options and warrants, as their effect would be anti-dilutive. For the three months ended March 31, 2002, common stock equivalents of 1,548,000 were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

Stock Compensation

      The Company uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock option plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the Company’s common stock on the date of grant.

      The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) applicable to common stockholders, as reported:	$(738)	$1,129
Less: Stock-based compensation excluded from reported net earnings	(301)	(437)

Pro forma net income (loss)	$(1,039)	$692

Net income (loss) per common share:
As reported:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.07
Pro forma:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.04

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

      The per share weighted-average fair value of stock options issued by the Company during 2003 and 2002 was $1.30 and $3.00 respectively, on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

	2003	2002

Dividend yield	—	—
Expected volatility	83.5%	92.3%
Average expected option life	5.4 years	5.4 years
Risk free interest rate	2.8%	2.9%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Recently Issued Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement, effective January 1, 2003, had no material impact upon the Company’s financial position or results of operations.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. SFAS No. 146 also nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

and interim financial statements. Certain of the disclosure modifications are included in the notes to these consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 also requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The adoption of this statement had no material effect upon the Company’s financial position or results of operations.

      In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its financial position or results of operations.

Reclassification

      Certain amounts in the 2003 financial statements have been reclassified to conform to the 2002 presentation.

(2)	Balance Sheet Components

      Accounts receivable consist of the following:

	March 31,	December 31,
	2003	2002

Accounts receivable, net:
Trade accounts receivable	$9,314	$11,375
Direct call provisioning receivable	13,950	13,015
Other receivables	162	131

	23,426	24,521
Less: Allowance for doubtful accounts	(4,293)	(4,483)

	$19,133	$20,038

      Bad debt expense was $4.1 million or 27% of direct call provisioning revenue of $15.1 million for the three months ended March 31, 2003. For the comparative three month period ended March 31, 2002, bad debt expense totaled $2.5 million, or 29% of the $8.2 million in direct call provisioning revenue and 1% of the $15.3 million in telecommunication services revenue.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

      Property and equipment consist of the following:

	March 31,	December 31,
	2003	2002

Property and equipment, net:
Telecommunications equipment	$74,332	$72,589
Construction in progress	1,817	3,009
Office equipment	15,621	14,333

	91,770	89,931
Less: Accumulated depreciation and amortization	(67,240)	(64,589)

	$24,530	$25,342

      Intangible and other assets consist of the following:

	March 31,	December 31,
	2003	2002

Intangible and other assets, net:
Purchased technology assets	$2,487	$2,487
Capitalized software development costs	1,843	1,843
Acquired software technologies	420	420
Acquired contract rights	1,391	1,391
Deferred financing costs	1,793	1,986
Patent defense and application costs	2,914	2,914
Investment in unconsolidated subsidiary	755	10
Deposits and long-term prepayments	546	435
Other	526	599

	12,675	12,085
Less: Accumulated amortization	(6,062)	(5,873)

	$6,613	$6,212

      Accrued liabilities consist of the following:

	March 31,	December 31,
	2003	2002

Accrued liabilities:
Deferred revenue and customer advances	$3,089	$2,431
Compensation related	2,369	2,040
Other	1,549	1,271

	$7,007	$5,742

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

(3)	Debt

      Debt consists of the following:

	March 31,	December 31,
	2003	2002

Debt:
Senior secured term note	$13,125	$14,000
Senior subordinated promissory note	9,056	9,000
Other	206	250

	22,387	23,250
Less: unamortized debt discount	(436)	(465)

Total Debt	$21,951	$22,785
Less current portion	(3,659)	(3,694)

Non current portion	$18,292	$19,091

      Future debt maturities for each of the next five years are summarized as follows:

Year ending December 31:
2003	$2,625
2004	3,500
2005	3,500
2006	3,500
2007	—

Total debt maturities	$13,125

      In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (the “Credit Facility”) with its commercial bank. The Credit Facility provided for maximum credit of $40 million subject to limitations based on certain financial covenants. In April 2001, the Company’s lenders extended the maturity date on its credit agreement to March 31, 2002. The maximum available borrowings on the facility was reduced to $30 million and interest was set at prime rate plus 1.25% effective March 31, 2001 increasing by 0.25% each quarter thereafter on June 30, September 30 and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced in April 2001. In March 2002, the maturity date of the Credit Facility was extended to June 30, 2002. In April 2002, the Company obtained a further commitment from the bank to extend this facility to January 2003. Within the terms of the March and April 2002 extensions, maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Interest was set at prime plus 2.25%, effective March 31, 2002. In addition, monthly payments of $0.2 million on the term loan were set to continue through November 2002, when the Company obtained new financing (see below).

      The Company issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company (the “Subordinated Note Payable”). The note, repaid when the Company obtained new financing (see below), bore interest at prime rate plus one percent every six months. The lender received warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 2002 at which time the lender received additional warrants, immediately exercisable, to purchase 25,000 shares of

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure. Additional warrants to purchase 18,223 shares of common stock at an exercise price of $2.75, on the previous terms, were issued related to this extension. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as deferred financing fees and amortized over the term of the debt.

      In November 2002, the Company obtained new financing (the “New Credit Facility). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. As of March 31, 2003, the New Credit Facility provides for maximum credit availability of $30.2 million, subject to limitations based on certain financial covenants, and consists of a $13.1 million Senior Secured Term Loan, a $9.1 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million.

      The Senior Secured Term Loan bears interest at LIBOR plus 6.0%, with 15 equal quarterly principal installment payments thorough December 2006. Effective March 31,2003, the Company entered into an interest rate swap agreement which effectively converts this variable rate debt to a fixed rate. (See Note 6 “Interest Rate Swap” of “Notes to Condensed Consolidated Financial Statements.”) Due in 2008, the Senior Subordinated Promissory Note bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% of interest payable in kind. In addition, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as a debt discount and is being amortized over the term of the Senior Subordinated Promissory Note. Availability under the Revolving Credit Facility is based on the lesser of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

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

(4)	Discontinued Operations and Assets Held for Sale

      In August 2001, the Company formalized the decision to offer for sale its voice verification business unit, which includes the SpeakEZ voice verification products, and operations were substantially curtailed in November 2001 Accordingly, related operating results have been reported as discontinued operations. The financial information for the discontinued speaker verification operations is as follows:

	Three Months
	Ended
	March 31,

	2003	2002

Revenue	$—	$78
Operating loss	—	(349)
Net loss	—	(349)

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

      In July 2002, the Company completed the sale of the SpeakEZ voice verification assets to SpeechWorks International, Inc. (“SpeechWorks”) for $0.4 million cash and approximately 130,000 shares of SpeechWorks common stock valued at $0.3 million, subject to a 10% escrow provision and recognized a gain on the sale of discontinued operations of $0.3 million. In addition, SpeechWorks will pay the Company an earn-out fee based on the sale over the next two years of future SpeechWorks products incorporating the SpeakEZ technology. Payment of the earn-out fee, if any, will be made through the issuance of additional shares of SpeechWorks common stock. As part of the sales agreement, the Company retained the right to utilize the speech recognition technology in the corrections industry. SpeechWorks stock received by the Company will not be registered.

      During the year ended December 31, 2002, the Company recorded a $1.1 million impairment charge to an asset relating to a prepaid contract for call validation query services that is currently in legal dispute (See Part II Other Information, Item 1. Legal Proceedings). The impairment charge does not change the Company’s belief in its rights under the disputed contract nor does it change the Company’s position to pursue its rights. In March 2003, the Company invested in another provider of similar services that it anticipates will significantly reduce its costs of validation services and uncollectable accounts (See Note 1 of “Notes to Condensed Consolidated Financial Statements”). As such, the Company intends to assign its rights to third parties under the terms of the disputed contract. The $1.1 million impairment charge recorded during the fourth quarter of 2002 reduced the carrying value of the asset to $0.9 million, or the expected value to be realized through sale, net of any selling expenses. For the three months ended March 31, 2003 and the year ended December 31, 2002, the prepaid validation asset has been classified as an “Asset Held for Sale.”

(5)	Segment Information — Continuing Operations

      Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS 131”), establishes standards for reporting operating segments in annual financial statements. SFAS 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

      In 2003 and 2002, the Company had a single reportable segment: the Corrections Division. Through its Corrections Division, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including Verizon, AT&T, SBC Communications, Sprint and Qwest and through direct contracts between the Company and correctional facilities. In addition, primarily through its subsidiary TELEQUIP Labs, the Company sells inmate call processing systems to certain telecommunication providers.

      Formerly, the Company reported two additional business segments: the Internet Services and SpeakEZ Voice Verification divisions. Through its Internet Service Division, the Company provided interLATA Internet services to Qwest customers through a master service agreement, the “Qwest Agreement”. Effective November 2001, substantially all services and associated revenue under this agreement ceased due to the expiration of this contract. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit and substantially curtailed operations in November 2001. Accordingly, related operating results of this business unit have been reported as discontinued operations in the condensed consolidated financial statements. Segment reporting has been conformed to correspond to the current presentation. As described in

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

Note 4 of “Notes to the Condensed Consolidated Financial Statements,” the Company completed the sale of SpeakEZ assets in July 2002.

	Three Months Ended
	March 31,

	2003	2002

Revenue from External Customers	$30,023	$24,458

Research and Development	$773	$700

Depreciation and Amortization	$3,031	$2,657

Interest and Other Expense	$719	$306

Operating Income	$70	$1,919

Segment Earnings (Loss) from Continuing Operations Before Income Tax	$(649)	$1,613

	March 31,	December 31,
	2003	2002

Segment Assets	$67,377	$66,657

      The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company’s reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment information for the three months ended March 31, 2003 and the comparable 2002 period is as follows:

      There was no intersegment revenue for the three months ending March 31, 2003 and the comparable 2002 period. Consolidated total assets included eliminations of approximately $2.2 million as of March 31, 2003. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the TELEQUIP Labs subsidiary related solely to intercompany borrowings.

(6)	Interest Rate Swap

      Since the interest rate on the Senior Secured Term Loan outstanding under the New Credit Facility is variable, the Company is exposed to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit variability of its interest payments. To meet this objective, on March 31, 2003, the Company entered into an interest rate swap agreement which effectively converts the $13.1 million of variable rate debt outstanding under the New Credit Facility to a fixed rate. Under the terms of this interest rate swap agreement, the notation amount of the swap coincides with the maturity schedule of the Senior Secured Term Loan and has an expiration date of September 2006. On a quarterly basis, the Company will receive variable interest rate payments based on three month LIBOR and make fixed interest rate payments of 2.4%, thereby creating the equivalent of fixed rate debt. The net effect of this agreement is to lock the effective interest rate on the Senior Secured Term Loan at 8.4% through its maturity in 2006.

      The interest rate swap agreement does qualify for hedge accounting. As of March 31, 2003, the interest rate swap has no fair value. The Company will assess the valuation of this derivative instrument periodically on

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

a go forward basis. The Company does not enter into derivative instruments for any other purpose than cash flow hedging purposes and does not intend to speculate using derivative instruments.

(7)	Commitments and Contingencies

      From time to time we have been, and expect to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

      During 2000, a case styled Valdez v. State of New Mexico, et al. against Gateway and several other defendants was dismissed. The complaint, generally alleging violations of state unfair practices, antitrust and constitutional laws, included class action certification of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a New Mexico correctional facility. On appeal by plaintiffs, in August 2002 the New Mexico State Supreme Court affirmed the District Court’s dismissal of the plaintiffs’ case.

      T-NETIX is a defendant in a state case brought in June 2000 in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs’ class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has crossed appealed. The T-NETIX and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

      Gateway has been litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus “Skip” Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. Plaintiffs, a class of relatives of prisoners incarcerated in Kentucky correctional facilities, sued, in October 1997, the Commonwealth of Kentucky, the Kentucky Department of Corrections, the state of Missouri, several Kentucky, Missouri, Arizona and Indiana municipal entities, and various private telephone providers alleging antitrust violations and excessive rates in connection with the provision of telephone services to inmates. The plaintiffs alleged Sherman Act, Robinson-Patman Act, and Equal Protection violations. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff’s petition for injunctive relief, despite these findings. Recently, the appeal brought by the plaintiffs has been dismissed and no further action has been taken.

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

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

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

      In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to sever MCI WorldCom from the patent litigation, which was granted on February 13, 2003. Trial is set for October 2003.

      Since September 1997 and through October 2001, pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet, Inc. under the contract were in the nature of the transport of queried by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, Illuminet notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX’s breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments (the value of which has been written down for the period ended December 31, 2002) are classified as an “Asset Held for Sale” at March 31, 2003 and December 31, 2002 (See Note 4 of “Notes to the Condensed Consolidated Financial Statements”). It is the contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet and that the Company is still entitled to the services for which it paid. The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the balance of the prepaid expense could be impaired. The arbitration hearing is scheduled for September 2003.

      In August 2001, the U.S. Bankruptcy Court for the Central District of California approved the sale of assets of OAN Services, Inc. (“OAN”), a Chapter 11 debtor and the primary billing agent of the Company. The Company and about 20 other customers received a portion of the proceeds. The sole objecting customer appealed to the Bankruptcy Appellate Panel but it was dismissed as moot. In December 2001, the Bankruptcy Court granted OAN’s Summary Judgment Motion and ruled against the objecting customer. In late August 2002, the United Stated District Court reversed the summary judgment and remanded the case to the Bankruptcy Court. The objecting customer has notified the other customers, including the Company, that if it ultimately prevails, it intends to pursue available claims against the bankruptcy estate and the customers receiving the portion of the proceeds.

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

      In January 2003 suit was filed against T-NETIX and various state correctional officials in the District Court of Johnson County, Nebraska styled Dukhan Iqraa Jihad Mumin, Vicky Marie Kitt v. T-NETIX

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands, except per share and share amounts)
(Unaudited)

Telephone Company, et al. The suit, brought pro se by an inmate on behalf of himself and the other plaintiffs, alleges violations of privacy, United States and Nebraska constitutional and civil rights. The complaint includes a demand for compensatory damages of $500,000 and a total of $3,000,000 in treble and compensatory damages. Following a May hearing on a Motion to Dismiss for failure to state a claim on which relief can be granted filed by the Company, the Court granted the Company’s Motion to Dismiss on all claims allowing the Plaintiff to replead with respect to certain claims or be faced with final dismissal on those as well.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a comprehensive understanding of our financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption “Forward Looking Statements and Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2002 which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability of our existing telecommunications service provider customers such as Verizon, AT&T and SBC Communications, to win new contracts for our products and services to maintain their market share of the inmate calling market, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect our sales or pricing, the impact of competitive products and pricing in the our Corrections Division, our continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, and the actual purchases by current and prospective customers under existing and expected agreements, along with the other risks detailed therein.

      We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. We also may make forward-looking statements in press releases or other public communications. These forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “believe”, “expect”, “anticipate”, “estimate” or similar expressions, we are making a forward-looking statement. While we believe that forward-looking statements are reasonable, you should not place undue reliance in such forward-looking statements, which speak only as of the date made.

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

      Telecommunications services revenue is generated under long-term contracts (generally, three to five years) with our telecommunications service provider customers including Verizon, AT&T, SBC Communications, Qwest and Sprint. Here, we provide the equipment, security enhanced call processing, call validation, and service and support through the provider, rather than directly to the facility. The provider does the billing and we either share the revenue with or receive a prescribed fee from our telecommunications services providers for each call completed. We receive additional fees for validating the phone numbers dialed by inmates.

      Our Corrections Division also provides our inmate calling services directly as a telecommunications provider to correctional facilities, or “Direct Customers.” In a typical arrangement, we operate under site-specific contracts, generally for a period of two to three years. We provide the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. We then use the services of third parties to bill the calls on the called party’s local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because we receive the entire retail value of the collect call. Due to commissions and other operating costs, including uncollectible revenue, the gross margin percentage from this model is lower than our telecommunication service arrangements.

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

Internet Services Division

      In December 1999, the Company entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The “Qwest Agreement”) to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for us to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, we continued providing services under the Qwest Agreement through October 2001. Effective November 2001, substantially all services and associated revenue under this agreement had ceased due to the expiration of this contract.

Speaker Verification Division

      The Company formerly reported a third business segment, the SpeakEZ Speaker Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit and substantially curtailed operations in November 2001. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. This technology is currently utilized in our SECUREvoice product. Due to the subsequent sale of the assets, related operating results of our SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements. See Note 4 of “Notes to Condensed Consolidated Financial Statements”.

Results of Operations for the Three Months Ended March 31, 2003 Compared to March 31, 2002

      The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended March 31, 2003 and 2002.

	2003	2002

Revenue:
Telecommunications services	44%	62%
Direct call provisioning	50	34
Equipment sales and other	6	4

Total revenue	100	100
Expenses:
Operating costs	66	55
Selling, general and administrative	21	23
Research and development	3	3
Depreciation and amortization	10	11

Operating income	—	8
Interest and other expense	2	1

Income (loss) from continuing operations before income taxes	(2)	7
Income tax expense	—	1

Net income from continuing operations	(2)	6
Loss from discontinued operations	—	(1)

Net Income (loss) applicable to common stock	(2)%	5%

      Total Revenue. Total revenue for the three months ended March 31, 2003 was $30.0 million, an increase of 22% from $24.5 million for the corresponding 2002 period. This increase was attributable to increases in direct call provisioning of $6.9 million and equipment sales and other of $0.7 million, offset partially by a decrease in telecommunications services of $2.1 million.

      Telecommunications services revenue decreased 14% to $13.2 million for the three months ended March 31, 2003, from $15.3 million for the corresponding prior period. This decrease was primarily due to the transition of certain department of corrections contracts to a direct call provisioning basis and to a decline in call volumes.

      Direct call provisioning revenue increased 84% to $15.1 million for the three months ended March 31, 2003, from $8.2 million in the corresponding prior period. This increase was primarily due to the awarding in 2002 of several department of corrections contracts for which we are provisioning comprehensive or the long distance communication service on a direct basis. The addition of these sites is a result of our being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

      Equipment sales and other revenue increased 70% to $1.7 million for the three month period ended March 31, 2003 from $1.0 million in the corresponding prior period. This increase was primarily due to increased equipment sales through our wholly-owned subsidiary, TELEQUIP Labs, Inc. Equipment sales of TELEQUIP are primarily associated with a single telecommunication service provider and revenue associated with such sales are dependent upon the timing of sales and installations for this customer.

      Operating costs. Total operating costs increased 47% to $19.9 million for the three months ended March 31, 2003 from $13.5 million in the corresponding prior period. The increase was primarily due to an increase in direct call provisioning expenses of $6.6 million and the cost of equipment sold of $0.2 million, partially offset by a decrease in telecommunication services expenses of $0.4 million.

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

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended March 31, 2003 and 2002.

	2003	2002

Operating costs and expenses:
Telecommunications services	38%	36%
Direct call provisioning	93	91
Cost of equipment sold and other	44	54

      Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 38% for the three months ended March 31, 2003, an increase from 36% for the comparable 2002 period. Total telecommunications services operating costs were $5.1 million for the three months ended March 31, 2003 and $5.5 million for the corresponding prior period. The increase in costs as a percentage of applicable revenue in 2003 was due primarily to an increase in labor and communications expenses, partially offset by lower call validation costs and repairs and maintenance expenses.

      Direct call provisioning costs, as a percentage of applicable revenue, were 93% of revenue for the three months ended March 31, 2003 compared to 91% in the comparable 2002 period. Due to the awarding of several department of corrections contracts in 2002, total direct call provisioning operating costs increased to $14.1 million for the three months ended March 31, 2003 from $7.5 million for the corresponding 2002 period. The increase in costs as a percentage of applicable revenue in 2003 was due primarily to a proportional increase in bad debt expense and commission expenses associated with the increase in direct call provisioning revenue. Bad debt expense increased primarily due to a greater volume of calls being processed to Competitive Local Exchange Carriers (“CLEC”) where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, modified its call handling processes to block certain of these CLEC calls, thereby reducing its unbillable call volume.

      Cost of equipment sold and other as a percentage of applicable revenue decreased to 44% of revenue for the three months ended March 31, 2003 from 54% for the corresponding prior period. Due to increased equipment sales of TELEQUIP Labs, Inc., total costs of equipment sold and other were $0.7 million for the three months ended March 31, 2003 compared to $0.5 million for the corresponding 2002 period. The decrease in costs as a percentage of applicable revenue was primarily due to the change in the revenue mix for equipment and other sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.3 million for the three months ended March 31, 2003 and $5.7 million in the comparable 2002 period. The increase was primarily due to an increase in professional services and legal fees associated with our ongoing patent litigation.

      Research and Development Expenses. Research and development expenses were $0.8 million in the three months ended March 31, 2003 compared to $0.7 million for the corresponding prior period.

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.0 million for the three months ended March 31, 2003, an increase from $2.7 million for the comparable 2002 period. Depreciation expense increased to $2.8 million in the three months ended March 31, 2003 compared to $2.5 million in 2002. Amortization expenses were $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

      Interest and Other Expenses. Interest and other expense was $0.7 million for the three months ended March 31, 2003 compared to $0.3 million for the corresponding prior period. The increase in 2003 was attributable to an increase in the average amount of indebtedness outstanding and to higher applicable interest rates related to the New Credit Facility obtained in November 2002.

Liquidity and Capital Resources

Cash Flows

      The Company has historically relied upon operating cash flow, debt financing and the sale of equity securities to fund operations and capital needs. Our capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

      Cash provided by continuing operations was $4.0 million for the three months ended March 31, 2003 compared to $3.8 million in the corresponding 2002 period. This increase was primarily due to a $2.1 million reduction in net working capital and a $0.3 million increase in depreciation and amortization expense, partially offset by a $2.2 million decline in net income from continuing operations.

      Net cash used in investing activity of continuing operations was $2.8 million for the three months ended March 31, 2003 compared to $2.2 million in the corresponding 2002 period. Cash used in investing activities consisted primarily of purchases of property, plant, and equipment of $2.0 million for the three months ended March 31, 2003 compared to $2.1 million in the corresponding 2002 period. Cash used in investing activities in the 2003 period also reflect the Company’s investment in Accudata in March 2003 of $0.7 million.

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

      Cash used in financing activities of continuing operations consisted primarily of net payments on the Company’s New Credit Facility of $0.9 million during the three months ended March 31, 2003 compared to net debt payments of $0.5 million in the corresponding 2002 period.

Capital Resources

      In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (“Credit Facility”) with a commercial bank for working capital and general corporate purposes. The Credit Facility provided maximum credit of $40 million subject to certain financial covenants and our financial performance. In April 2001 our lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001, increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. In addition, monthly payments of $0.2 million on the term loan commenced on April 30, 2001. In March 2002 the maturity date of our Credit Facility was extended to July 2002. In April 2002, the Company obtained a further commitment from the bank to extend this facility to January 2003. Maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Interest was set at prime plus 2.25%, effective March 31, 2002. In addition, monthly payments of $0.2 million on the term loan were set to continue through November 2002, when the Company obtained new financing (see below).

      The Company also issued a subordinated note payable of $3.75 million, due April 30, 2001, to a director and significant shareholder of the Company (the “Subordinated Note Payable”). The note, repaid when the Company obtained new financing (see below), bore interest at prime rate plus one percent per annum payable every six months. The lender received warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 2002, at which time the lender received additional warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of our overall financing structure. Additional warrants to purchase 18,223 shares of common stock at an exercise price of $2.75, on the previous terms, were issued related to this extension.

      In November 2002, the Company obtained new financing (the “New Credit Facility). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. As of March 31, 2003, the New Credit Facility provides for maximum credit availability of $30.2 million, subject to limitations based on certain financial covenants, and consists of a $13.1 million Senior Secured Term Loan, a $9.1 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million.

      The Senior Secured Term Loan bears interest at LIBOR plus 6.0%, with 15 equal quarterly principal installment payments thorough December 2006. The Senior Subordinated Promissory Note is due in 2008 and bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% interest payable in kind. In addition, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. Availability under the Revolving Credit Facility is based on the lesser of up to 85% of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

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

Contractual Obligations and Commitments

      Set forth below is a summary of the Company’s material contractual obligations and commitments as of March 31, 2003:

	Due in One	Due in	Due in	Due After
	Year or Less	2-3 Years	4-5 Years	5 Years	Total

	($ in thousands)
Senior secured term note	$3,500	$7,000	$2,625	$—	$13,125
Senior subordinated promissory note	—	—	—	9,056	9,056
Operating leases	902	981	129	—	2,012
Capital lease and other	158	48	—	—	206

Total contractual obligations and commitments	$4,560	$8,029	$2,754	$9,056	$24,399

      Under the Company’s New Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the New Credit Facility not cured within 15 days. At March 31, 2003, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing arrangements that would trigger acceleration of future lease payments. (See Notes 3 and 6 to the condensed consolidated financial statements for additional information regarding the obligations and commitments listed above.)

      The Company does not use securitization of trade receivables, affiliation with special purpose entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring the Company to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Recently Issued Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement, effective January 1, 2003, had no material impact on the Company’s financial position or results of operations.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under the provisions of SFAS No. 145, gains and losses from the early extinguishment of debt are no longer classified as an extraordinary item, net of income taxes, but are included in the determination of pretax earnings. The effective date for SFAS No. 145 is for fiscal years beginning after May 15, 2002, with early application encouraged.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value only when the liability is incurred. SFAS No. 146 also nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included in the notes to these consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 also requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The adoption of this statement had no material effect upon the Company’s financial position or results of operations.

      In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity does not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      We are exposed to interest rate risk as discussed below.

Interest Rate Risk

      As of March 31, 2003, we have debt outstanding under our New Credit Facility of $22.2 million. As of March 31, 2003, the New Credit Facility provides for maximum credit availability of $30.2 million, subject to limitations based on certain financial covenants, and consists of a $13.1 million Senior Secured Term Loan, a $9.1 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million. The Senior Secured Term Loan and the Revolving Credit Facility bear interest at LIBOR plus 6% and prime plus 3.5%, respectively. Since the interest rate on the Senior Secured Term Loan outstanding and the Revolving Credit Facility is variable and is reset periodically, we are exposed to interest risk. An increase in interest rates of 1% would increase estimated annual interest expense by approximately $0.1 million based on the amount of borrowings outstanding under our New Credit Facility at March 31, 2003.

      Since the interest rate on the Senior Secured Term Loan outstanding is variable, the Company is exposed to variability in interest payments due to changes in interest rates. Effective March 31, 2003, the Company entered into an interest rate swap agreement which effectively converts the $13.1 million of variable rate debt outstanding under the New Credit Facility to a fixed rate. Under the terms of the interest rate swap agreement, the Company will receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed rate debt. The net effect of this agreement is to lock the effective interest rate on the Senior Secured Term Loan at 8.4% through its maturity in 2006.

Item 4.	Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).

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

      During 2000, a case styled Valdez v. State of New Mexico, et al. against Gateway and several other defendants was dismissed. The complaint, generally alleging violations of state unfair practices, antitrust and constitutional laws, included class action certification of all persons who had been billed for and paid for telephone calls initiated by an inmate confined in a New Mexico correctional facility. On appeal by plaintiffs, in August 2002 the New Mexico State Supreme Court affirmed the District Court’s dismissal of the plaintiffs’ case.

      T-NETIX is a defendant in a state case brought in June 2000 in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs’ class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (WCPA) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has crossed appealed. The T-NETIX and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

      Gateway has been litigating an appeal from a favorable ruling in Kentucky federal court in the case Gus “Skip” Daleure, Jr., et al vs. Commonwealth of Kentucky, et al. Plaintiffs, a class of relatives of prisoners incarcerated in Kentucky correctional facilities, sued, in October 1997, the Commonwealth of Kentucky, the Kentucky Department of Corrections, the state of Missouri, several Kentucky, Missouri, Arizona and Indiana municipal entities, and various private telephone providers alleging antitrust violations and excessive rates in connection with the provision of telephone services to inmates. The plaintiffs alleged Sherman Act, Robinson-Patman Act, and Equal Protection violations. The district court held, on motions to dismiss, that Kentucky did not have personal jurisdiction over defendants not located in or doing business in the state of Kentucky; that telephone calls are not goods or commodities and thus are not subject to the antitrust provisions of the Robinson-Patman Act; that Plaintiffs did not state a claim for relief under the Equal Protection Clause of the Fourteenth Amendment; and that Plaintiffs had not shown any harm in support of its antitrust claim under Section 1 of the Sherman Act. The trial judge did not, however, dismiss the plaintiff’s petition for injunctive relief, despite these findings. Recently, the appeal brought by the plaintiffs has been dismissed and no further action has been taken.

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

      In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to sever MCI WorldCom from the patent litigation, which was granted on February 13, 2003. Trial is set for October 2003.

      Since September 1997 and through October 2001, pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet, Inc. under the contract were in the nature of the transport of queried by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, Illuminet notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX’s breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments (the value of which has been written down for the period ended December 31, 2002) are classified as an “Asset Held for Sale” at March 31, 2003 and December 31, 2002 (See Note 4 of “Notes to the Condensed Consolidated Financial Statements”). It is the

contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet and that the Company is still entitled to the services for which it paid. The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the balance of the prepaid expense could be impaired. The arbitration hearing is scheduled for September 2003.

      In August 2001, the U.S. Bankruptcy Court for the Central District of California approved the sale of assets of OAN Services, Inc. (“OAN”), a Chapter 11 debtor and the primary billing agent of the Company. The Company and about 20 other customers received a portion of the proceeds. The sole objecting customer appealed to the Bankruptcy Appellate Panel but it was dismissed as moot. In December 2001, the Bankruptcy Court granted OAN’s Summary Judgment Motion and ruled against the objecting customer. In late August 2002, the United Stated District Court reversed the summary judgment and remanded the case to the Bankruptcy Court. The objecting customer has notified the other customers, including the Company, that if it ultimately prevails, it intends to pursue available claims against the bankruptcy estate and the customers receiving the portion of the proceeds.

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

      In January 2003 suit was filed against T-NETIX and various state correctional officials in the District Court of Johnson County, Nebraska styled Dukhan Iqraa Jihad Mumin, Vicky Marie Kitt v. T-NETIX Telephone Company, et al. The suit, brought pro se by an inmate on behalf of himself and the other plaintiffs, alleges violations of privacy, United States and Nebraska constitutional and civil rights. The complaint includes a demand for compensatory damages of $500,000 and a total of $3,000,000 in treble and compensatory damages. Following a May hearing on a Motion to Dismiss for failure to state a claim on which relief can be granted filed by the Company, the Court granted the Company’s Motion to Dismiss on all claims allowing the Plaintiff to replead with respect to certain claims or be faced with final dismissal on these as well.

      Richardson v. T-NETIX Telecommunications, Inc. and Colman v. Miller, et al., are two civil actions filed pro se on February 6, 2003 by inmates with the state Court of Common Pleas in Somerset County, Pennsylvania. These non-class action complaints allege inaccurate billing for pre-paid services in one Pennsylvania Prison location and request injunctive relief, unspecified compensatory damages and $2,500 in punitive damages.

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

T-NETIX, INC.

By:	/s/ RICHARD E. CREE

Richard E. Cree,
Chief Executive Officer

By:	/s/ HENRY G. SCHOPFER III

Henry G. Schopfer III,
Chief Financial Officer

Date: May 13, 2003

CERTIFICATION

I, Richard E. Cree, certify that:

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD E. CREE

Richard E. Cree
Chief Executive Officer

Dated: May 13, 2003

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal control or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ HENRY G. SCHOPFER III

Henry G. Schopfer III
Chief Financial Officer

Dated: May 13, 2003