Form 10-Q
period 2003-06-30
T NETIX INC
filed 2003-08-07
CIK 929757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at July 28, 2003

Common stock, $0.01 stated value	15,052,210

FORM 10-Q CROSS REFERENCE INDEX

PART I

Item 1.	Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Share and Share Amounts)

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and cash equivalents	$3,667	$6,554
Accounts receivable, net (note 2)	22,340	20,038
Prepaid expenses	2,739	1,608
Inventories	1,197	1,424

Total current assets	29,943	29,624
Property and equipment, net (note 2)	22,720	25,342
Goodwill, net	2,245	2,245
Deferred tax asset, net	2,297	2,297
Assets held for sale	937	937
Intangible and other assets, net (note 2)	6,235	6,212

Total assets	$64,377	$66,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,224	$11,070
Accrued liabilities (note 2)	6,668	5,742
Current portion of long-term debt (note 3)	3,586	3,694

Total current liabilities	20,478	20,506
Long-term debt (note 3)	17,369	19,091

Total liabilities	37,847	39,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 stated value, 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $.01 stated value, 70,000,000 shares authorized; 15,052,210 shares issued and outstanding at June 30, 2003 and December 31, 2002	150	150
Additional paid-in capital	42,334	42,334
Accumulated other comprehensive income (loss)	(150)	—
Accumulated deficit	(15,804)	(15,424)

Total stockholders’ equity	26,530	27,060

Total liabilities and stockholders’ equity	$64,377	$66,657

See accompanying notes to unaudited condensed consolidated financial statements.

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Telecommunication services	$13,106	$15,105	$26,305	$30,369
Direct call provisioning	15,324	14,001	30,453	22,218
Equipment sales and other	2,639	2,440	4,334	3,417

Total revenue	31,069	31,546	61,092	56,004
Operating costs and expenses:
Operating costs (exclusive of depreciation and amortization shown separately below)
Telecommunications services	4,925	5,349	9,978	10,833
Direct call provisioning, exclusive of bad debt expense	10,195	9,928	20,154	15,014
Direct call provisioning — bad debt expense	3,465	3,692	7,608	6,068
Cost of equipment sold and other	879	1,061	1,622	1,593

Total operating costs	19,464	20,030	39,362	33,508
Selling, general and administrative	6,643	6,232	12,894	11,936
Research and development	880	730	1,653	1,430
Depreciation and amortization	2,935	2,755	5,966	5,412

Total operating costs and expenses	29,922	29,747	59,875	52,286

Operating income	1,147	1,799	1,217	3,718
Interest and other expenses, net	721	584	1,440	890

Income (loss) from continuing operations before income taxes	426	1,215	(223)	2,828
Income tax expense	69	45	158	180

Net income (loss) from continuing operations	357	1,170	(381)	2,648
Net loss from discontinued operations	—	(85)	—	(433)

Net income (loss) applicable to common shareholders	$357	$1,085	$(381)	$2,215

Income (loss) per common share from continuing operations
Basic	$0.02	$0.08	$(0.03)	$0.18

Diluted	$0.02	$0.08	$(0.03)	$0.17

Loss per common share from discontinued operations
Basic	$—	$(0.01)	$—	$(0.03)

Diluted	$—	$(0.01)	$—	$(0.03)

Income (loss) per common share applicable to common shareholders
Basic	$0.02	$0.07	$(0.03)	$0.15

Diluted	$0.02	$0.07	$(0.03)	$0.14

Shares used in computing net income (loss) per common share
Basic	15,052	15,032	15,052	15,032

Diluted	15,267	15,484	15,052	15,467

See accompanying notes to unaudited condensed consolidated financial statements.

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except Per Share and Share Amounts)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss) from continuing operations	$(381)	$2,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,966	5,412
Bad debt expense	7,680	6,153
Gain on the sale of property and equipment	(32)	(36)
Equity income from unconsolidated subsidiary	(97)	—
Accretion of discount on subordinated promissory note	43	—
Changes in operating assets and liabilities:
Accounts receivable	(9,982)	(8,848)
Prepaid expenses	(1,131)	(1,068)
Inventories	227	(490)
Intangibles and other assets	414	(140)
Accounts payable	(847)	1,162
Accrued liabilities	776	2,234

Cash provided by operating activities of continuing operations	2,636	7,027

Cash used in investing activities:
Purchase of property and equipment	(2,869)	(3,330)
Investment in unconsolidated subsidiary	(782)	—
Other investing activities	—	(183)

Cash used in investing activities of continuing operations	(3,651)	(3,513)

Cash flows from financing activities:
Net payments on line of credit	—	(2,405)
Payments on senior secured term note	(1,750)	—
Payments on other debt	(122)	(1,286)

Cash used in financing activities of continuing operations	(1,872)	(3,691)

Cash used by discontinued operations	—	(433)

Net decrease in cash and cash equivalents	(2,887)	(610)
Cash and cash equivalents at beginning of period	6,554	995

Cash and cash equivalents at end of period	$3,667	$385

Supplemental Disclosures:
Cash paid during the period for:
Interest	$978	$986

Income taxes	$198	$124

Note received in exchange of assets	$—	$91

Assets received in exchange for note	$—	$400

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

Acquisitions

      In March 2003 the Company acquired a 50% preferred stock interest in a newly formed company, Accudata Technologies, Inc. (“Accudata”). Of the $0.8 million invested in Accudata, $0.5 million went to the purchase out of a Chapter XI bankruptcy proceeding of substantially all of the assets (in essence the ongoing business) of Revenue Communications, Inc. With such purchase, Accudata became one of only twelve active telephone line information databases (“LIDB”) in the United States where important customer information is stored and maintained, including telephone number, service provider and collect call preferences. The investment in Accudata will allow the Company cost effective, flexible, high-speed access to a centralized LIDB through sophisticated SS7 transport technology and considerably enhances the Company’s capacity to utilize new technology for controlling bad debt and unbillables. The investment in Accudata is presented under the equity method of accounting and such investment is included in “Intangibles and other assets, net” at June 30, 2003. Equity in the results of operations for the three and six months ended June 30, 2003 was $0.1 million, which is included in “Interest and other expenses, net.”

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

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net income (loss) applicable to common shareholders	$357	$1,085	$(381)	$2,215

Denominator:
Denominator for basic earnings per share	15,052	15,032	15,052	15,032
Effect of dilutive securities:
Stock options	29	421	—	407
Warrants	186	31	—	28

Denominator for diluted earnings per share	15,267	15,484	15,052	15,467

      The calculation of diluted net income (loss) per common share for the three and six months ended June 30, 2003 does not include 3,340,000 of potentially dilutive securities, including common stock options and warrants, as their effect would be anti-dilutive. For the three and six months ended June 30, 2002, common stock equivalents of 1,533,000 were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

Stock Compensation

      The Company uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock option plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the Company’s common stock on the date of grant.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) applicable to common shareholders, as reported:	$357	$1,085	$(381)	$2,215
Less: Stock-based compensation excluded from reported net earnings	(301)	(589)	(602)	(1,026)

Pro forma net income (loss)	$56	$496	$(983)	$1,189

Net income (loss) per common share:
As reported:
Basic	$0.02	$0.07	$(0.03)	$0.15
Diluted	$0.02	$0.07	$(0.03)	$0.14
Pro forma:
Basic	$—	$0.03	$(0.07)	$0.08
Diluted	$—	$0.03	$(0.07)	$0.08

      The per share weighted-average fair value of stock options issued by the Company during 2003 and 2002 was $1.30 and $3.00 respectively, on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

	2003	2002

Dividend yield	—	—
Expected volatility	82.0%	81.2%
Average expected option life	5.0 years	5.1 years
Risk free interest rate	2.8%	2.9%

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

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity. Total comprehensive income (loss) for the six months ended June 30, 2003 and June 30, 2002 was approximately $0.5 million loss and $2.2 million income, respectively. Total comprehensive income for the three months ended June 30, 2003 and June 30, 2002 was approximately $0.2 million and $1.1 million, respectively.

      The Company had no items of comprehensive income prior to the three months ended June 30, 2003.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its financial position or results of operations.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations.

Reclassification

      Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

(2) Balance Sheet Components

      Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Accounts receivable, net:
Trade accounts receivable	$13,117	$11,375
Direct call provisioning receivable	12,976	13,015
Other receivables	137	131

	26,230	24,521
Less: Allowance for doubtful accounts	(3,890)	(4,483)

	$22,340	$20,038

      Bad debt expense for the three months ended June 30, 2003, was $3.5 million or 23% of direct call provisioning revenue of $15.3 million. For the comparative three month period ended June 30, 2002, bad debt expense totaled $3.7 million, or 26% of the $14.0 million in direct call provisioning revenue. Bad debt expense was $7.6 million or 25% of direct call provisioning revenue of $30.5 million for the six months ended June 30, 2003. For the comparative six month period ended June 30, 2002, bad debt expense totaled $6.1 million, or 27% of the $22.2 million in direct call provisioning revenue.

      Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Property and equipment, net:
Telecommunications equipment	$69,024	$72,589
Construction in progress	1,644	3,009
Office equipment	16,195	14,333

	86,863	89,931
Less: Accumulated depreciation and amortization	(64,143)	(64,589)

	$22,720	$25,342

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible and other assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Intangible and other assets, net:
Purchased technology assets	$2,487	$2,487
Capitalized software development costs	1,843	1,843
Acquired software technologies	420	420
Acquired contract rights	1,391	1,391
Deferred financing costs	1,615	1,986
Patent defense and application costs	2,914	2,914
Investment in unconsolidated subsidiary	889	10
Deposits and long-term prepayments	556	435
Other	434	599

	12,549	12,085
Less: Accumulated amortization	(6,314)	(5,873)

	$6,235	$6,212

      Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Accrued liabilities:
Deferred revenue and customer advances	$2,994	$2,431
Compensation related	1,998	2,040
Other	1,676	1,271

	$6,668	$5,742

(3) Debt

      Debt consists of the following (in thousands):

	June 30,	December 31,
	2003	2002

Debt:
Senior secured term note	$12,250	$14,000
Senior subordinated promissory note	9,000	9,000
Other	127	250

	21,377	23,250
Less: Unamortized debt discount	(422)	(465)

Total Debt	$20,955	$22,785
Less current portion	(3,586)	(3,694)

Non current portion	$17,369	$19,091

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future debt maturities for each of the next five years are summarized as follows (in thousands):

Year ending December 31:
2003	$1,750
2004	3,500
2005	3,500
2006	3,500
2007	—

Total debt maturities	$12,250

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

      The Company issued a subordinated note payable of $3.8 million, due April 30, 2001, to a director and significant shareholder of the Company (the “Subordinated Note Payable”). The note, repaid when the Company obtained new financing (see below), bore interest at prime rate plus one percent every six months. The lender received warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 2002 at which time the lender received additional warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of the Company’s overall financing structure. Additional warrants to purchase 18,223 shares of common stock at an exercise price of $2.75, on the previous terms, were issued related to this extension. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as deferred financing fees and amortized over the term of the debt.

      In November 2002, the Company obtained new financing (the “New Credit Facility). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. As of June 30, 2003, the New Credit Facility provides for maximum credit availability of $29.3 million, subject to limitations based on certain financial covenants, and consists of a $12.3 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million.

      The Senior Secured Term Loan bears interest at LIBOR plus 6.0%, with 14 equal quarterly principal installment payments remaining through December 2006. Effective March 31,2003, the Company entered into an interest rate swap agreement which effectively converts this variable rate debt to a fixed rate. (See Note 6 “Interest Rate Swap” of “Notes to Condensed Consolidated Financial Statements.”) Due in 2008, the Senior Subordinated Promissory Note bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% of interest payable in kind. In addition, the lender received detachable stock purchase

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as a debt discount and is being amortized over the term of the Senior Subordinated Promissory Note. Availability under the Revolving Credit Facility is based on the lesser of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

      The New Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the New Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. These ratios include a debt to four-quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of EBITDA less capital expenditures to fixed charges (interest, taxes and scheduled debt service payments), and a minimum capitalization ratio. The Company was in compliance with all such requirements at June 30, 2003. The Agreement also places limits on the amount of additional indebtedness the Company can incur.

(4) Discontinued Operations and Assets Held for Sale

      In August 2001, the Company formalized the decision to offer for sale its voice verification business unit, which includes the SpeakEZ voice verification products, and operations were substantially curtailed in November 2001. Accordingly, related operating results have been reported as discontinued operations. The financial information for the discontinued speaker verification operations is as follows (in thousands):

	Three
	Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$—	$22	$—	$101
Operating loss	—	(85)	—	(433)
Net loss	—	(85)	—	(433)

      In July 2002, the Company completed the sale of the SpeakEZ voice verification assets to SpeechWorks International, Inc. (“SpeechWorks”) for $0.4 million cash and 134,360 shares of SpeechWorks common stock valued at $0.3 million at the time of the transaction, (both cash and stock being subject to a 10% escrow provision) and recognized a gain on the sale of discontinued operations of $0.3 million. In addition, SpeechWorks will pay the Company an earn-out fee based on the sale over the next two years of future SpeechWorks products incorporating the SpeakEZ technology. As part of the sales agreement, the Company retained the right to utilize the speech recognition technology in the corrections industry. SpeechWorks stock (net of the escrow) received by the Company was subsequently sold on July 29, 2003 with net proceeds to the Company of approximately $0.5 million resulting in a gain of approximately $0.3 million.

      During the fourth quarter of 2002, the Company recorded a $1.1 million impairment charge to an asset relating to a prepaid contract for call validation query services that is currently in legal dispute (See Part II Other Information, Item 1. Legal Proceedings). The impairment charge does not change the Company’s belief in its rights under the disputed contract nor does it change the Company’s position to pursue its rights. In March 2003, the Company invested in another provider of similar services that it anticipates will significantly reduce its costs of validation services and uncollectable accounts (See Note 1 of “Notes to Condensed Consolidated Financial Statements”). As such, the Company intends to assign its rights to third parties under the terms of the disputed contract. The $1.1 million impairment charge recorded during the fourth quarter of 2002 reduced the carrying value of the asset to $0.9 million, or the expected value to be

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized through sale, net of any selling expenses. For the six months ended June 30, 2003 and the year ended December 31, 2002, the prepaid validation asset has been classified as an “Asset Held for Sale.”

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

      Formerly, the Company reported two additional business segments: the Internet Services and SpeakEZ Voice Verification divisions. Through its Internet Service Division, the Company provided interLATA Internet services to Qwest customers through a master service agreement, the “Qwest Agreement”. Effective November 2001, substantially all services and associated revenue under this agreement ceased due to the expiration of this contract. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit and substantially curtailed operations in November 2001. Accordingly, related operating results of this business unit have been reported as discontinued operations in the condensed consolidated financial statements. Segment reporting has been conformed to correspond to the current presentation. As described in Note 4 of “Notes to the Condensed Consolidated Financial Statements,” the Company completed the sale of SpeakEZ assets in July 2002.

      The Company evaluates performance based on earnings (loss) before income taxes. Additional measures include operating income, depreciation and amortization, and interest expense. There are no intersegment sales. The Company’s reportable segments are specific business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in the summary of

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant accounting policies. Segment information for the three and six months ended June 30, 2003 and the comparable 2002 periods is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue from External Customers	$31,069	$31,546	$61,092	$56,004

Research and Development	$880	$730	$1,653	$1,430

Depreciation and Amortization	$2,935	$2,755	$5,966	$5,412

Interest and Other Expense	$721	$584	$1,440	$890

Operating Income	$1,147	$1,799	$1,217	$3,718

Segment Earnings (Loss) from Continuing Operations Before Income Tax	$426	$1,215	$(223)	$2,828

	June 30,	December 31,
	2003	2002

Segment Assets	$64,377	$66,657

      There was no intersegment revenue for the three and six months ending June 30, 2003 and the comparable 2002 period. Consolidated total assets included eliminations of approximately $1.7 million as of June 30, 2003. Eliminations consist of intercompany receivables in the Corrections Division and intercompany payables in the TELEQUIP Labs subsidiary related solely to intercompany borrowings.

(6) Interest Rate Swap

      Since the interest rate on the Senior Secured Term Loan outstanding under the New Credit Facility is variable, the Company is exposed to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit variability of its interest payments. To meet this objective, on March 31, 2003, the Company entered into an interest rate swap agreement which effectively converted the $12.3 million of variable rate debt outstanding under the New Credit Facility to a fixed rate. Under the terms of this interest rate swap agreement, the notional amount of the swap coincides with the maturity schedule of the Senior Secured Term Loan and has an expiration date of September 2006. On a quarterly basis, the Company will receive variable interest rate payments based on 90 day LIBOR and make fixed interest rate payments of 2.4%, thereby creating the equivalent of fixed rate debt. The net effect of this agreement is to lock the effective interest rate on the Senior Secured Term Loan at 8.4% through its maturity in 2006.

      The Company has designated the interest rate swap as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivatives and Hedging Activities” and its amendments. Any gain or loss is recorded as interest expense in the same period or periods that the hedged transaction affects earnings. At June 30, 2003, the fair value of the interest rate swap, with quarterly settlements through September 2006, was a liability of approximately $0.2 million with the offset recorded in other comprehensive income. The Company will assess the valuation of the interest rate swap quarterly on a go forward basis. The Company does not enter into derivative instruments for any other purpose than cash flow hedging purposes and does not intend to speculate using derivative instruments.

(7) Commitments and Contingencies

      From time to time the Company has been, and expects to continue to be subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

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

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to sever MCI WorldCom from the patent litigation, which was granted on February 13, 2003. Trial is set for October 2003.

      Since September 1997 and through October 2001, pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet, Inc. under the contract were in the nature of the transport of queries by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, Illuminet notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX’s breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments (the value of which were written down during the period ended December 31, 2002) are classified as an “Asset Held for Sale” at June 30, 2003 and December 31, 2002 (See Note 4 of “Notes to the Condensed Consolidated Financial Statements”). It is the contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet and that the Company is still entitled to the services for which it paid. The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the balance of the prepaid expense could be impaired. The arbitration hearing is scheduled for September 2003.

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

      Condes v. Evercom Systems, Inc., et al. is an action filed against SBC Communications, Pacific Bell Tel. Co. and Evercom Systems, Inc. in state court in Alameda County, California in June 2002, alleging unfair trade practices based on asserted billing of collect calls which were not accepted or authorized, and requesting class action certification. T-NETIX was joined as a defendant on March 11, 2003. The case is in early stages of discovery.

      In January 2003 suit was filed against T-NETIX and various state correctional officials in the District Court of Johnson County, Nebraska styled Dukhan Iqraa Jihad Mumin, Vicky Marie Kitt v. T-NETIX Telephone Company, et al. The suit, brought pro se by an inmate on behalf of himself and the other plaintiffs, alleges violations of privacy, United States and Nebraska constitutional and civil rights. The complaint includes a demand for compensatory damages of $500,000 and a total of $3,000,000 in treble and compensatory damages. On June 30, 2003, the Court dismissed the action. Plaintiff has appealed the ruling.

      Richardson v. T-NETIX Telecommunications, Inc. and Colman v. T-NETIX Telecommunications, Inc., et al., are two civil actions filed pro se on February 6, 2003 by inmates with the state Court of Common Pleas in Somerset County, Pennsylvania. These non-class action complaints allege inaccurate billing for pre-paid services in one Pennsylvania Prison location and request injunctive relief, unspecified compensatory damages

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2,500 in punitive damages. T-NETIX argued its Motion to Dismiss on June 18, 2003, however, the Court has not yet ruled on the Motion.

      In May 2003, Global Tel*Link Corporation filed patent litigation against the Company. The lawsuit, filed in the Northern District of Texas, Dallas division, alleges infringement of one United States patent protecting a telephone apparatus. This litigation is in its very early stage; no discovery has been instituted.

      We believe the ultimate disposition of the forgoing matters will not have a material adverse effect on our financial condition, liquidity, or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      For a comprehensive understanding of the Company’s financial condition and performance, this discussion should be considered in the context of the condensed consolidated financial statements and accompanying notes and other information contained herein.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q includes forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those listed under the caption “Forward Looking Statements and Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2002 which may affect the potential technological obsolescence of existing systems, the renewal of existing site specific Corrections Division customer contracts, the ability to retain the base of current site specific customer contracts, the ability to perform under contractual performance requirements, the continued relationship with existing customers, the ability of the Company’s existing telecommunications service provider customers such as Verizon, AT&T and SBC Communications, to win new contracts for the Company’s products and services to maintain their market share of the inmate calling market, the effect of economic conditions, the effect of regulation, including the Telecommunications Act of 1996, that could affect the Company’s sales or pricing, the impact of competitive products and pricing in the Corrections Division, the Company’s continuing ability to develop hardware and software products, commercialization and technological difficulties, manufacturing capacity and product supply constraints or difficulties, and the actual purchases by current and prospective customers under existing and expected agreements, along with the other risks detailed therein.

      The Company makes forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission. The Company also may make forward-looking statements in press releases or other public communications. These forward-looking statements are subject to risks and uncertainties and include information about the Company’s expectations and possible or assumed future results of operations. When the Company uses any of the words “believe”, “expect”, “anticipate”, “estimate” or similar expressions, we are making a forward-looking statement. While the Company believes that forward-looking statements are reasonable, the reader should not place undue reliance in such forward-looking statements, which speak only as of the date made.

      Other factors not currently anticipated by management may also materially and adversely affect the Company’s results of operations. Except as required by applicable law, the Company does not undertake any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Corrections Division

      In the Corrections Division the Company derives revenue from three main sources: telecommunications services, direct call provisioning and equipment sales. Each form of revenue has specific and varying operating costs associated with such revenue. Selling, general and administrative expenses, along with research and development and depreciation and amortization are common expenses regardless of the revenue generated.

      Telecommunications services revenue is generated under long-term contracts (generally, three to five years) with the Company’s telecommunications service provider customers including Verizon, AT&T, SBC Communications, Qwest and Sprint. Here, the Company provides the equipment, security enhanced call processing, call validation, and service and support through the provider, rather than directly to the facility. The provider does the billing and the Company either shares the revenue with or receives a prescribed fee from the Company’s telecommunications services providers for each call completed. The Company receives additional fees for validating the phone numbers dialed by inmates.

      The Company’s Corrections Division also provides inmate calling services directly as a telecommunications provider to correctional facilities, or “Direct Customers.” In a typical arrangement, the Company operates under site-specific contracts, generally for a period of two to three years. The Company provides the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. The Company then uses the services of third parties to bill the calls on the called party’s local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because the Company receives the entire retail value of the collect call. Due to commissions and other operating costs, including the allowance for uncollectible accounts, the gross margin percentage from this model is lower than our telecommunication service arrangements.

      After the initial term of the direct call provisioning contract, the correctional facility may choose to renew the contract with the existing provider or initiate a formal competitive bid process. The telecommunications industry, particularly the inmate calling market, is and can be expected to remain highly competitive. While the Company has historically maintained a high rate of retention of existing inmate calling service contracts, the Company may not be able to compete effectively with current or future competitors for these contracts, which would have a material adverse effect on the Company’s business, operating results, and financial condition.

      Equipment sales and other revenue include the sales of our inmate calling system (primarily the systems of the Company’s wholly owned subsidiary, TELEQUIP Labs, Inc.), and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

Internet Services Division

      In December 1999, the Company entered into a master service agreement with US WEST ENTERPRISE (now named Qwest America, Inc.) (The “Qwest Agreement”) to provide interLATA Internet services to Qwest customers. The Qwest Agreement, which commenced December 1, 1999, called for the Company to buy, resell and process billing of Internet bandwidth to these customers. The initial term of the Qwest Agreement was for a minimum of sixteen months until March 2001. Although the Qwest Agreement expired on March 2001, the Company continued providing services under the Qwest Agreement through October 2001. Effective November 2001, substantially all services and associated revenue under this agreement had ceased due to the expiration of this contract.

Speaker Verification Division

      The Company formerly reported a third business segment, the SpeakEZ Speaker Verification division. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit and substantially curtailed operations in November 2001. SpeakEZ assets were sold in July 2002 and the Company retained a license to use the technology in its corrections business. This technology is currently utilized in the SECUREvoice product. Due to the subsequent sale of the assets, related operating results of the SpeakEZ voice verification division have been recorded as discontinued operations in the consolidated financial statements. See Note 4 of “Notes to Condensed Consolidated Financial Statements”.

Results of Operations for the Three Months Ended June 30, 2003 Compared to June 30, 2002

      The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended June 30, 2003 and 2002.

	2003	2002

Revenue:
Telecommunications services	42%	48%
Direct call provisioning	49	44
Equipment sales and other	9	8

Total revenue	100	100
Expenses:
Operating costs	63	63
Selling, general and administrative	21	20
Research and development	3	2
Depreciation and amortization	9	9

Operating income	4	6
Interest and other expense	3	2

Income from continuing operations before income taxes	1	4
Income tax expense	—	—

Net income from continuing operations	1	4
Loss from discontinued operations	—	(1)

Net Income applicable to common stock	1%	3%

      Total Revenue. Total revenue for the three months ended June 30, 2003 was $31.1 million, a decrease of 2% from $31.5 million for the corresponding 2002 period. This decrease was attributable to a decrease in telecommunications services of $2.0 million, partially offset by increases in direct call provisioning of $1.4 million and equipment sales and other of $0.2 million.

      Telecommunications services revenue decreased 8% to $13.1 million for the three months ended June 30, 2003, from $15.1 million for the corresponding prior period. This decrease was primarily due to the transition of certain department of corrections contracts to a direct call provisioning basis, the loss of contracts by telecommunication service provider customers and to a decline in call volumes.

      Direct call provisioning revenue increased 10% to $15.4 million for the three months ended June 30, 2003, from $14.0 million in the corresponding prior period. This increase was primarily due to the awarding in the latter six months of 2002 of several department of corrections contracts for which we are provisioning comprehensive or the long distance communication service on a direct basis. The addition of these sites is a result of our being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

      Equipment sales and other revenue increased 8% to $2.6 million for the three month period ended June 30, 2003 from $2.4 million in the corresponding prior period. This increase was primarily due to increased ancillary equipment sales and equipment upgrades to a telecommunication service provider customer. Such equipment sales and the sale of equipment through the Company’s wholly-owned subsidiary, TELEQUIP Labs, Inc., are dependent upon the timing of sales and installations to a limited number of customers.

      Operating costs. Total operating costs decreased 3% to $19.5 million for the three months ended June 30, 2003 from $20.0 million in the corresponding prior period. The decrease was primarily due to a decrease in telecommunication services expenses of $0.4 million combined with the lower cost of equipment sold of $0.2 million, offset partially by a $0.1 million increase in direct call provisioning costs.

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

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended June 30, 2003 and 2002.

	2003	2002

Operating costs and expenses:
Telecommunications services	38%	35%
Direct call provisioning, including bad debt expense	89	97
Cost of equipment sold and other	33	43

      Operating costs associated with providing telecommunications services as a percentage of corresponding revenue were 38 % for the three months ended June 30, 2003, an increase from 35% for the comparable 2002 period. Total telecommunications services operating costs were $4.9 million for the three months ended June 30, 2003 and $5.3 million for the corresponding prior period. The increase in costs as a percentage of applicable revenue in 2003 was due primarily to an increase in labor expenses, partially offset by lower call validation and communications costs.

      Direct call provisioning costs, as a percentage of applicable revenue, were 89% of revenue for the three months ended June 30, 2003 compared to 97% in the comparable 2002 period. Due to the awarding of several department of corrections contracts in the latter six months of 2002, total direct call provisioning operating costs,including bad debt expense, increased to $13.7 million for the three months ended June 30, 2003 from $13.6 million for the corresponding 2002 period. The decrease in costs as a percentage of applicable revenue in 2003 was due primarily to a proportional decrease in bad debt expense and commission expenses associated with the increase in direct call provisioning revenue. The proportional decreases in bad debt expense reflects the Company’s improved ability to block calls attempting to be processed through Competitive Local Exchange Carriers (“CLEC”) where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, began modifying its call handling processes to block certain of these CLEC calls. Combined with the deployment of new technology and techniques to control bad debt and unbillables achieved in part through the investment in Accudata Technologies, Inc. in March 2003, the Company has been successful in reducing its unbillable call volume and overall bad debt expense from 2002 levels.

      Cost of equipment sold and other as a percentage of applicable revenue decreased to 33% of revenue for the three months ended June 30, 2003 from 43% for the corresponding prior period. Total costs of equipment sold and other were $0.9 million for the three months ended June 30, 2003 compared to $1.1 million for the corresponding 2002 period. The decrease in costs as a percentage of applicable revenue was primarily due to the change in the revenue mix for equipment and other sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.6 million for the three months ended June 30, 2003 and $6.2 million in the comparable 2002 period. The increase was primarily due to an increase in professional services and legal fees associated with the ongoing patent litigation.

      Research and Development Expenses. Research and development expenses were $0.9 million in the three months ended June 30, 2003 compared to $0.7 million for the corresponding prior period. This increase was primarily due to an increase in consulting services costs related to the acceleration of several product development efforts.

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $3.0 million for the three months ended June 30, 2003, an increase from $2.8 million for the comparable 2002 period. Depreciation expense increased to $2.7 million in the three months ended June 30, 2003 compared to $2.5 million in 2002. Amortization expenses were $0.3 million for the three months ended June 30, 2003 and 2002.

      Interest and Other Expenses. Interest and other expense was $0.7 million for the three months ended June 30, 2003 compared to $0.6 million for the corresponding prior period. The increase in 2003 was attributable to an increase in the average amount of indebtedness outstanding and to higher applicable interest rates related to the New Credit Facility obtained in November 2002.

Results of Operations for the Six Months Ended June 30, 2003 Compared to June 30, 2002

      The following table sets forth certain statement of operations data as a percentage of total revenue for the six months ended June 30, 2003 and 2002.

	2003	2002

Revenue:
Telecommunications services	43%	54%
Direct call provisioning	50	40
Equipment sales and other	7	6

Total revenue	100	100
Expenses:
Operating costs	64	60
Selling, general and administrative	21	21
Research and development	3	2
Depreciation and amortization	10	10

Operating income	2	7
Interest and other expense	3	2

Income (loss) from continuing operations before income taxes	(1)	5
Income tax expense	—	—

Net income (loss) from continuing operations	(1)	5
Loss from discontinued operations	—	(1)

Net Income (loss) applicable to common stock	(1)%	4%

      Total Revenue. Total revenue for the six months ended June 30, 2003 was $61.1 million, an increase of 9% from $56.0 million for the corresponding 2002 period. This increase was attributable to increases in direct call provisioning of $8.3 million and equipment sales and other of $0.9 million, offset partially by a decrease in telecommunications services of $4.1 million.

      Telecommunications services revenue decreased 13% to $26.3 million for the six months ended June 30, 2003, from $30.4 million for the corresponding prior period. This decrease was primarily due to the transition of certain department of corrections contracts to a direct call provisioning basis, the loss of contracts by our telecommunications service provider customers and to a decline in call volumes.

      Direct call provisioning revenue increased 37% to $30.5 million for the six months ended June 30, 2003, from $22.2 million in the corresponding prior period. This increase was primarily due to the awarding in the latter half of 2002 of several department of corrections contracts for which the Company is provisioning comprehensive or the long distance communication service on a direct basis. The addition of these sites is a result of being successful in providing competitive bidding arrangements for contracts directly with correctional facilities.

      Equipment sales and other revenue increased 27% to $4.3 million for the six month period ended June 30, 2003 from $3.4 million in the corresponding prior period. This increase was primarily due to increased ancillary equipment sales and equipment upgrades to a telecommunication service provider customer. Such equipment sales and the sale of equipment through the Company’s wholly-owned subsidiary, TELEQUIP Labs, Inc. are dependent upon the timing of sales and installations of a limited number of telecommunications services provider customers.

      Operating costs. Total operating costs increased 17% to $39.4 million for the six months ended June 30, 2003 from $33.5 million in the corresponding prior period. The increase was primarily due to an increase in direct call provisioning expenses of $6.7 million, partially offset by a decrease in telecommunication services expenses of $0.8 million.

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

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the six months ended June 30, 2003 and 2002.

	2003	2002

Operating costs and expenses:
Telecommunications services	38%	36%
Direct call provisioning, including bad debt expense	91	95
Cost of equipment sold and other	37	47

      Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 38% for the six months ended June 30, 2003, an increase from 36% for the comparable 2002 period. Total telecommunications services operating costs were $10.0 million for the six months ended June 30, 2003 and $10.8 million for the corresponding prior period. The increase in costs as a percentage of applicable revenue in 2003 was due primarily to an increase in labor costs, partially offset by lower call validation costs.

      Direct call provisioning costs, as a percentage of applicable revenue, were 91% of revenue for the six months ended June 30, 2003 compared to 95% in the comparable 2002 period. Due to the awarding of several department of corrections contracts in the latter half of 2002, total direct call provisioning operating costs, including bad debt expenses, increased to $27.8 million for the six months ended June 30, 2003 from $21.1 million for the corresponding 2002 period. The decrease in costs as a percentage of applicable revenue in 2003 was due primarily to a proportional decrease in bad debt expense and communication costs associated with the increase in direct call provisioning revenue. The decrease in bad debt expense reflects the Company’s improved ability to block calls attempting to be processed through Competitive Local Exchange Carriers (“CLEC”) where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, began modifying its call handling processes to block certain of these CLEC calls. Combined with the deployment of new technology and techniques to control bad debt and unbillables achieved in part through the investment in Accudata Technologies, Inc. in March 2003, the Company has been successful in reducing its unbillable call volume and overall bad debt expense from 2002 levels.

      Cost of equipment sold and other as a percentage of applicable revenue decreased to 37% of revenue for the six months ended June 30, 2003 from 47% for the corresponding prior period. Total costs of equipment sold and other were $1.6 million for the six months ended June 30, 2003 and 2002. The decrease in costs as a percentage of applicable revenue was primarily due to the change in the revenue mix for equipment and other sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.9 million for the six months ended June 30, 2003 and $12.0 million in the comparable 2002 period. This increase was primarily due to an increase in professional services and legal fees associated with the ongoing patent litigation.

      Research and Development Expenses. Research and development expenses were $1.6 million in the six months ended June 30, 2003 compared to $1.4 million for the corresponding prior period. This increase was primarily due to an increase in consulting costs related to the acceleration of several product development efforts.

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $6.0 million for the six months ended June 30, 2003, an increase from $5.4 million for the comparable 2002 period. Depreciation expense increased to $5.5 million in the six months ended June 30, 2003 compared to $5.0 million in 2002 reflecting recent capital expenditures. Amortization expenses were $0.5 million for the six months ended June 30, 2003 compared to $0.4 million in the corresponding prior period.

      Interest and Other Expenses. Interest and other expense was $1.4 million for the six months ended June 30, 2003 compared to $0.9 million for the corresponding prior period. The increase in 2003 was attributable to an increase in the average amount of indebtedness outstanding and to higher applicable interest rates related to the New Credit Facility obtained in November 2002.

Liquidity and Capital Resources

Cash Flows

      The Company has historically relied upon operating cash flow, debt financing and the sale of equity securities to fund operations and capital needs. The Company’s capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

      Cash provided by continuing operations was $2.6 million for the six months ended June 30, 2003 compared to $7.0 million in the corresponding 2002 period. This decrease was primarily due to a $3.0 million decline in net income from continuing operations and a $1.9 million increase in net working capital, offset partially by a $0.6 million increase in depreciation and amortization expense.

      Net cash used in investing activity of continuing operations was $3.7 million for the six months ended June 30, 2003 compared to $3.5 million in the corresponding 2002 period. Cash used in investing activities consisted primarily of purchases of property, plant, and equipment of $2.9 million for the six months ended June 30, 2003 compared to $3.3 million in the corresponding 2002 period. Cash used in investing activities in the 2003 period also reflects the Company’s investment in Accudata in March 2003 of $0.8 million.

      The Company believes that cash flows from operations and availability under the New Credit Facility will be sufficient in order to meet anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems, and to finance operations for at least the next twelve months.

      Cash used in financing activities of continuing operations consisted primarily of net payments on the Company’s New Credit Facility of $1.8 million during the six months ended June 30, 2003 compared to net debt payments of $3.7 million in the corresponding 2002 period.

Capital Resources

      In September 1999, the Company entered into a Senior Secured Revolving Credit Facility (“Credit Facility”) with a commercial bank for working capital and general corporate purposes. The Credit Facility provided maximum credit of $40 million subject to certain financial covenants and financial performance. In April 2001, lenders extended the Credit Facility maturity date to March 31, 2002. The maximum available borrowing on the facility was reduced to $30 million consisting of a $10 million term portion and a $20 million line of credit. Interest was set at prime rate plus 1.25% effective March 31, 2001, increasing by 0.25% each quarter thereafter on June 30, September 30, and December 31, 2001. In addition, monthly payments of

$0.2 million on the term loan commenced on April 30, 2001. In March 2002 the maturity date of the Credit Facility was extended to July 2002. In April 2002, the Company obtained a further commitment from the bank to extend this facility to January 2003. Maximum available borrowing from the facility was reduced to $21.8 million, consisting of a $7.8 million term portion and a $14.0 million line of credit. Interest was set at prime plus 2.25%, effective March 31, 2002. In addition, monthly payments of $0.2 million on the term loan were set to continue through November 2002, when the Company obtained new financing (see below).

      The Company also issued a subordinated note payable of $3.8 million, due April 30, 2001, to a director and significant shareholder of the Company (the “Subordinated Note Payable”). The note, repaid when the Company obtained new financing (see below), bore interest at prime rate plus one percent per annum payable every six months. The lender received warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $6.05 per share for a period of five years. This note was extended in April 2001 to April 2002, at which time the lender received additional warrants, immediately exercisable, to purchase 25,000 shares of common stock at an exercise price of $2.75 per share for a period of five years. In March 2002, this note was extended to July 2002. In April 2002 this note was extended to February 2003 to facilitate the refinancing of the Company’s overall financing structure. Additional warrants to purchase 18,223 shares of common stock at an exercise price of $2.75, on the previous terms, were issued related to this extension.

      In November 2002, the Company obtained new financing (the “New Credit Facility). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. As of June 30, 2003, the New Credit Facility provides for maximum credit availability of $29.3 million, subject to limitations based on certain financial covenants, and consists of a $12.3 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million.

      The Senior Secured Term Loan bears interest at LIBOR plus 6.0%, with 14 equal quarterly principal installment payments remaining through December 2006. The Senior Subordinated Promissory Note is due in 2008 and bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% interest payable in kind. In addition, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. Availability under the Revolving Credit Facility is based on the lesser of up to 85% of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

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

Contractual Obligations and Commitments

      Set forth below is a summary of the Company’s material contractual obligations and commitments as of June 30, 2003:

	Due In One	Due In	Due In	Due After
	Year Or Less	2-3 Years	4-5 Years	5 Years	Total

	($ In Thousands)
Senior secured term note	$3,500	$7,000	$1,750	$—	$12,250
Senior subordinated promissory note	—	—	—	9,000	9,000
Operating leases	811	779	3	—	1,593
Capital lease and other	86	41	—	—	127

Total contractual obligations and commitments	$4,397	$7,820	$1,753	$9,000	$22,970

      Under the Company’s New Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the New Credit Facility not cured within 15 days. At June 30, 2003, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing arrangements that would trigger acceleration of future lease payments. (See Notes 3 and 6 to the condensed consolidated financial statements for additional information regarding the obligations and commitments listed above.)

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      We are exposed to interest rate risk as discussed below.

Interest Rate Risk

      As of June 30, 2003, we have debt outstanding under our New Credit Facility of $21.3 million. As of June 30, 2003, the New Credit Facility provides for maximum credit availability of $29.3 million, subject to limitations based on certain financial covenants, and consists of a $12.3 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million. The Senior Secured Term Loan and the Revolving Credit Facility bear interest at LIBOR plus 6% and prime plus 3.5%, respectively. Since the interest rate on the Senior Secured Term Loan outstanding and the Revolving Credit Facility is variable and is reset periodically, we are exposed to interest risk. Before implementation of the interest rate swap described below, an increase in interest rates of 1% would have increased estimated annual interest expense by approximately $0.1 million based on the amount of borrowings outstanding under our New Credit Facility at June 30, 2003.

      Since the interest rate on the Senior Secured Term Loan outstanding is variable, the Company is exposed to variability in interest payments due to changes in interest rates. Effective March 31, 2003, the Company entered into an interest rate swap agreement which effectively converted the $12.3 million of variable rate debt currently outstanding under the New Credit Facility to a fixed rate. Under the terms of the interest rate swap agreement, the Company will receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed rate debt. The net effect of this agreement is to lock the effective interest rate on the Senior Secured Term Loan at 8.4% through its maturity in 2006.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934).

      Based on that evaluation, management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

      Since September 1997 and through October 2001, pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet, Inc. under the contract were in the nature of the transport of queries by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, Illuminet notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX’s breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments (the value of which were written down during the period ended December 31, 2002) are classified as an “Asset Held for Sale” at June 30, 2003 and December 31, 2002 (See Note 4 of “Notes to the Condensed Consolidated Financial Statements”). It is the contention of the Company, in the arbitration proceeding, that the fault in the lack of connectivity, be it the lack of proper technology, proper responsiveness on the part of Illuminet, or otherwise, was that of Illuminet and that the Company is still entitled to the services for which it paid. The Company intends to vigorously pursue its rights under the agreement. In the event the Company is not supported in the arbitration or any related litigation, the balance of the prepaid expense could be impaired. The arbitration hearing is scheduled for September 2003.

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

      Condes v. Evercom Systems, Inc., et al. is an action filed against SBC Communications, Pacific Bell Tel. Co. and Evercom Systems, Inc. in state court in Alameda County, California in June 2002, alleging unfair trade practices based on asserted billing of collect calls which were not accepted or authorized, and requesting class action certification. T-NETIX was joined as a defendant on March 11, 2003. The case is in early stages of discovery.

      In January 2003 suit was filed against T-NETIX and various state correctional officials in the District Court of Johnson County, Nebraska styled Dukhan Iqraa Jihad Mumin, Vicky Marie Kitt v. T-NETIX Telephone Company, et al. The suit, brought pro se by an inmate on behalf of himself and the other plaintiffs, alleges violations of privacy, United States and Nebraska constitutional and civil rights. The complaint includes a demand for compensatory damages of $500,000 and a total of $3,000,000 in treble and compensatory damages. On June 30, 2003, the Court dismissed the action. Plaintiff has appealed the ruling.

      Richardson v. T-NETIX Telecommunications, Inc. and Colman v. T-NETIX Telecommunications, Inc., et al., are two civil actions filed pro se on February 6, 2003 by inmates with the state Court of Common Pleas in Somerset County, Pennsylvania. These non-class action complaints allege inaccurate billing for pre-paid services in one Pennsylvania Prison location and request injunctive relief, unspecified compensatory damages and $2,500 in punitive damages. T-NETIX argued its Motion to Dismiss on June 18, 2003, however, the Court has not yet ruled on the Motion.

      In May 2003, Global Tel*Link Corporation filed patent litigation against the Company. The lawsuit, filed in the Northern District of Texas, Dallas division, alleges infringement of one United States patent protecting a telephone apparatus. This litigation is in its very early stage; no discovery has been instituted.

      We believe the ultimate disposition of the forgoing matters will not have a material adverse effect on our financial condition, liquidity, or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Report:

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      Press Release, “T-NETIX Reports Financial Results for Second Quarter and Six Months Ended June 30, 2003,” filed as Form 8-K with the SEC on August 1, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-NETIX, INC.

By:	/s/ RICHARD E. CREE

Richard E. Cree,
Chief Executive Officer

By:	/s/ HENRY G. SCHOPFER III

Henry G. Schopfer III,
Chief Financial Officer

Date: August 7, 2003

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.