Form 10-Q
period 2003-09-30
T NETIX INC
filed 2003-11-13
CIK 929757

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	Outstanding at October 27, 2003

Common stock, $0.01 stated value	15,052,210

FORM 10-Q CROSS REFERENCE INDEX

PART I

Item 1.	Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Share and Share Amounts)

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and cash equivalents	$20,837	$6,554
Accounts receivable, net (note 2)	17,134	20,038
Prepaid expenses	1,729	1,608
Inventories	1,187	1,424

Total current assets	40,887	29,624
Property and equipment, net (note 2)	22,731	25,342
Goodwill, net	2,245	2,245
Deferred tax asset, net	1,395	2,297
Assets held for sale	285	937
Intangible and other assets, net (note 2)	5,609	6,212

Total assets	$73,152	$66,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$10,855	$11,070
Accrued liabilities (note 2)	7,466	5,742
Current portion of long-term debt (note 3)	3,565	3,694

Total current liabilities	21,886	20,506
Long-term debt (note 3)	16,507	19,091

Total liabilities	38,393	39,597
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 stated value, 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $.01 stated value, 70,000,000 shares authorized; 15,052,210 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	150	150
Additional paid-in capital	43,986	42,334
Accumulated other comprehensive income (loss)	(105)	—
Accumulated deficit	(9,272)	(15,424)

Total stockholders’ equity	34,759	27,060

Total liabilities and stockholders’ equity	$73,152	$66,657

See accompanying notes to unaudited condensed consolidated financial statements.

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Telecommunication services	$12,542	$14,222	$38,847	$44,719
Direct call provisioning	12,781	12,736	43,235	34,954
Equipment sales and other	2,579	4,710	6,913	8,127

Total revenue	27,902	31,668	88,995	87,800
Operating costs and expenses:
Operating costs (exclusive of depreciation and amortization shown separately below)
Telecommunications services	5,078	6,270	15,056	17,142
Direct call provisioning, exclusive of bad debt expense	9,804	8,623	29,958	23,638
Direct call provisioning — bad debt expense	2,409	3,503	10,017	9,570
Cost of equipment sold and other	1,266	939	2,888	2,532

Total operating costs	18,557	19,335	57,919	52,882

Gross margin	9,345	12,333	31,076	34,918
Selling, general and administrative	6,522	6,649	17,449	17,288
Research and development	995	799	2,648	2,320
Impairment of assets held for sale	653	—	653	—
Depreciation and amortization	2,918	3,267	8,884	8,678

Total operating costs and expenses	29,645	30,050	87,553	81,168

Operating income (loss)	(1,743)	1,618	1,442	6,632
Patent litigation settlement, net of expenses	11,549	(205)	9,935	(1,501)
Interest and other expenses, net	(802)	(897)	(2,627)	(1,823)
Gain on sale of assets	254	—	286	36

Income from continuing operations before income taxes	9,258	516	9,036	3,344
Income tax expense	(2,726)	—	(2,884)	(180)

Net income from continuing operations	6,532	516	6,152	3,164
Net loss from discontinued operations	—	(182)	—	(615)
Gain on sale of discontinued operations	—	308	—	308

Income (loss) from discontinued operations	—	126	—	(307)

Net income applicable to common shareholders	$6,532	$642	$6,152	$2,857

Income per common share from continuing operations
Basic	$0.43	$0.03	$0.41	$0.21

Diluted	$0.43	$0.03	$0.40	$0.21

Income (loss) per common share from discontinued operations
Basic	$—	$0.01	$—	$(0.02)

Diluted	$—	$0.01	$—	$(0.02)

Income per common share applicable to common shareholders
Basic	$0.43	$0.04	$0.41	$0.19

Diluted	$0.43	$0.04	$0.40	$0.19

Shares used in computing net income (loss) per common share
Basic	15,052	15,049	15,052	15,038

Diluted	15,347	15,359	15,293	15,434

See accompanying notes to unaudited condensed consolidated financial statements.

T-NETIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except Per Share and Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$6,152	$3,164
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation and amortization	8,884	8,678
Impairment of assets held for sale	653	—
Bad debt expense	10,047	9,663
Deferred taxes	2,554	—
Gain on the sale of assets	(286)	(344)
Equity income from unconsolidated subsidiary	(22)	—
Accretion of discount on subordinated promissory note	62	—
Changes in operating assets and liabilities:
Accounts receivable	(7,143)	(14,671)
Prepaid expenses	(121)	(1,102)
Inventories	237	(190)
Intangibles and other assets	530	(668)
Loss on write-down of investments	—	158
Accounts payable	(215)	(1,631)
Accrued liabilities	1,620	3,515

Cash provided by operating activities of continuing operations	22,952	6,572

Cash used in investing activities:
Purchase of property and equipment	(5,613)	(5,029)
Proceeds from sale of assets	532	638
Investment in unconsolidated subsidiaries	(812)	—
Other investing activities	—	(325)

Cash used in investing activities of continuing operations	(5,893)	(4,716)

Cash flows from financing activities:
Net payments on line of credit	—	(1,849)
Payments on senior secured term note	(2,625)	—
Payments on other debt	(151)	(237)
Common stock issued for cash under Employee Stock Option Plan	—	15

Cash used in financing activities of continuing operations	(2,776)	(2,071)

Cash used by discontinued operations	—	(307)

Net increase (decrease) in cash and cash equivalents	14,283	(522)
Cash and cash equivalents at beginning of period	6,554	995

Cash and cash equivalents at end of period	$20,837	$473

Supplemental Disclosures:
Cash paid during the period for:
Interest	$1,640	$1,861

Income taxes	$204	$144

Note received in exchange of assets	$—	$91

Assets received in exchange for note	$—	$300

Common stock received in exchange for assets	$—	$278

Deferred taxes used for stock options charged to additional paid-in capital	$1,652	$—

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

Acquisitions

      In March 2003 the Company acquired a 50% preferred stock interest in a newly formed company, Accudata Technologies, Inc. (“Accudata”). Of the $0.8 million invested in Accudata, $0.5 million went to the purchase out of a Chapter XI bankruptcy proceeding of substantially all of the assets (in essence the ongoing business) of Revenue Communications, Inc. With such purchase, Accudata became one of only twelve active telephone line information databases (“LIDB”) in the United States where important customer information is stored and maintained, including telephone number, service provider and collect call preferences. The investment in Accudata is presented under the equity method of accounting and such investment is included in “Intangibles and other assets, net” at September 30, 2003. Equity in the results of operations was a negligible loss and income of $0.1 million for the three and nine months ended September 30, 2003, respectively, which is included in “Interest and other expenses, net.”

      In June 2002, the Company purchased substantially all of the assets of ACT Telecom, Inc., a Houston, Texas based prepaid calling platform provider and wholly-owned subsidiary of ClearMediaOne, Inc. Assets included a telecommunication switch, prepaid calling platform and associated software. The purchase price was approximately $0.7 million, including $0.3 million in cash and the issuance of a $0.4 million note due and payable on or before June 2003. The purchase price was allocated to property and equipment ($0.6 million) and intangibles and other assets ($0.1 million). The note was paid in full in November 2002.

Income Per Common Share

      Income per common share are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic income per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income applicable to common shareholders	$6,532	$642	$6,152	$2,857

Denominator:
Denominator for basic income per common share	15,052	15,049	15,052	15,038
Effect of dilutive securities:
Stock options	109	277	55	366
Warrants	186	33	186	30

Denominator for diluted income per common share	15,347	15,359	15,293	15,434

      The calculation of diluted net income (loss) per common share for the three and nine months ended September 30, 2003 does not include 3,072,000 and 3,139,000, respectively, of potentially dilutive securities, including common stock options and warrants, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2002, common stock equivalents of 1,920,000 and 1,722,000, respectively, were not included in the diluted earnings per share calculation, as their effect would be anti-dilutive.

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

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each period presented (in thousands):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income applicable to common shareholders, as reported:	$6,532	$642	$6,152	$2,857
Less: Stock-based compensation excluded from reported net earnings	(282)	(488)	(884)	(1,515)

Pro forma net income applicable to common shareholders	$6,250	$154	$5,268	$1,342

Net income per common share:
As reported:
Basic	$0.43	$0.04	$0.41	$0.19
Diluted	$0.43	$0.04	$0.40	$0.19
Pro forma:
Basic	$0.42	$0.01	$0.35	$0.09
Diluted	$0.41	$0.01	$0.34	$0.09

      The per share weighted-average fair value of stock options issued by the Company during 2003 and 2002 was $2.05 and $2.81, respectively, on the dates of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used to determine the fair value of stock options granted:

	2003	2002

Dividend yield	—	—
Expected volatility	81.9%	80.9%
Average expected option life	5.0 years	4.9 years
Risk free interest rate	2.8%	2.9%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate.

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity. Total comprehensive income for the nine months ended September 30, 2003 and September 30, 2002 was approximately $6.0 million and $2.9 million, respectively. Total comprehensive income for the three months ended September 30, 2003 and September 30, 2002 was approximately $6.5 million and $0.6 million, respectively.

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

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 did not have an impact upon initial adoption and is not expected to have a material impact on its ongoing results of operations, financial position or cash flows.

Reclassification

      Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

(2) Balance Sheet Components

      Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Accounts receivable, net:
Trade accounts receivable	$10,751	$11,375
Direct call provisioning receivable	9,912	13,015
Other receivables	111	131

	20,774	24,521
Less: Allowance for doubtful accounts	(3,640)	(4,483)

	$17,134	$20,038

      Bad debt expense for the three months ended September 30, 2003, was $2.4 million or 19% of direct call provisioning revenue of $12.8 million. For the comparative three month period ended September 30, 2002, bad debt expense totaled $3.5 million, or 28% of the $12.7 million in direct call provisioning revenue. Bad debt expense was $10.0 million or 23% of direct call provisioning revenue of $43.2 million for the nine months ended September 30, 2003. For the comparative nine month period ended September 30, 2002, bad debt expense totaled $9.6 million, or 27% of the $35.0 million in direct call provisioning revenue.

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Property and equipment, net:
Telecommunications equipment	$66,131	$72,589
Construction in progress	2,355	3,009
Office equipment	17,063	14,333

	85,549	89,931
Less: Accumulated depreciation and amortization	(62,818)	(64,589)

	$22,731	$25,342

      Intangible and other assets consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Intangible and other assets, net:
Purchased technology assets	$2,487	$2,487
Capitalized software development costs	1,872	1,843
Acquired software technologies	420	420
Acquired contract rights	1,391	1,391
Deferred financing costs	1,432	1,986
Patent defense and application costs	2,935	2,914
Investment in unconsolidated subsidiaries	835	10
Deposits and long-term prepayments	583	435
Other	155	599

	12,110	12,085
Less: Accumulated amortization	(6,501)	(5,873)

	$5,609	$6,212

      Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Accrued liabilities:
Deferred revenue and customer advances	$2,178	$2,431
Compensation related	3,746	2,040
Other	1,542	1,271

	$7,466	$5,742

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Debt

      Debt consists of the following (in thousands):

	September 30,	December 31,
	2003	2002

Debt:
Senior secured term note	$11,375	$14,000
Senior subordinated promissory note	9,000	9,000
Other	99	250

	20,474	23,250
Less: Unamortized debt discount	(402)	(465)

Total Debt	$20,072	$22,785
Less current portion	(3,565)	(3,694)

Non current portion	$16,507	$19,091

      Future debt maturities for each of the next five years are summarized as follows (in thousands):

Year ending December 31:
2003	$875
2004	3,500
2005	3,500
2006	3,500
2007	—

Total debt maturities	$11,375

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

      In November 2002, the Company obtained new financing (the “New Credit Facility). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. As of September 30, 2003, the New Credit Facility provides for maximum credit availability of $28.4 million, subject to limitations based on certain financial covenants, and consists of a $11.4 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million. At September 30, 2003, the Company had no borrowings outstanding under the Revolving Credit Facility.

      The Senior Secured Term Loan bears interest at LIBOR plus 6.0%, with 13 equal quarterly principal installment payments remaining through December 2006. Effective March 31, 2003, the Company entered into an interest rate swap agreement which effectively converts this variable rate debt to a fixed rate. (See Note 6 “Interest Rate Swap” of “Notes to Condensed Consolidated Financial Statements.”) Due in 2008, the Senior Subordinated Promissory Note bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% of interest payable in kind. In addition, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as a debt discount and is being amortized over the term of the Senior Subordinated Promissory Note. Availability under the Revolving Credit Facility is based on the lesser of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

      The New Credit Facility is collateralized by substantially all of the assets of the Company. Under the terms of the New Credit Facility, the Company is required to maintain certain financial ratios and other financial covenants. These ratios include a debt to four-quarter rolling earnings before interest, taxes and depreciation and amortization (EBITDA) ratio, a ratio of EBITDA less capital expenditures to fixed charges (interest, taxes and scheduled debt service payments), and a minimum capitalization ratio. The Company was in compliance with all such requirements at September 30, 2003. The Agreement also places limits on the amount of additional indebtedness the Company can incur.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$—	$—	$—	$101
Operating loss	—	(182)	—	(615)
Gain on the sale of discontinued assets	—	308	—	308
Net income (loss)	—	126	—	(307)

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the Company completed the sale of the SpeakEZ voice verification assets to SpeechWorks International, Inc. (“SpeechWorks”) for $0.4 million cash and 134,360 shares of SpeechWorks common stock valued at $0.3 million at the time of the transaction, (both cash and stock being subject to a 10% escrow provision) and recognized a gain on the sale of discontinued operations of $0.3 million. In addition, SpeechWorks will pay the Company an earn-out fee based on the sale over the next two years of future SpeechWorks products incorporating the SpeakEZ technology. As part of the sales agreement, the Company retained the right to utilize the speech recognition technology in the corrections industry. SpeechWorks stock (net of the escrow) received by the Company was subsequently sold in July 2003 with net proceeds to the Company of approximately $0.5 million resulting in a gain of approximately $0.3 million.

      During the fourth quarter of 2002, the Company recorded a $1.1 million impairment charge to an asset relating to a prepaid contract for call validation query services that was then in legal dispute between the Company and Illuminet. The $1.1 million impairment charge recorded during the fourth quarter of 2002 reduced the carrying value of the asset to $0.9 million, or the expected value to be realized through sale, net of any selling expenses, of the Company’s rights under the contract, which is the likely course of action for the Company with respect to this asset. In September 2003 a preliminary settlement of this legal dispute was reached, pending definitive documents (See Part II Other Information, Item 1. Legal Proceedings). As a result of the terms of this preliminary settlement, the Company further reduced the value of the query transport service agreement to $0.3 million in September 2003. For the nine months ended September 30, 2003 and the year ended December 31, 2002, the prepaid validation asset has been classified as an “Asset Held for Sale.”

(5) Segment Information — Continuing Operations

      In 2002 and 2003, the Company had three reportable segments: the Telecommunications Services, Direct Call Provisioning and Equipment Sales segments (i.e., the Corrections Division). Through its Corrections Division, the Company provides inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications service providers, including Verizon, AT&T, SBC Communications, Sprint and Qwest (i.e., Telecommunications Services segment) and through direct contracts between the Company and correctional facilities (i.e., Direct Call Provisioning segment). In addition, primarily through its subsidiary TELEQUIP Labs, the Company sells inmate call processing systems to certain telecommunication providers (i.e., Equipment Sales segment).

      Formerly, the Company reported two additional business segments: the Internet Services and SpeakEZ Voice Verification divisions. Through its Internet Service Division, the Company provided interLATA Internet services to Qwest customers through a master service agreement, the “Qwest Agreement.” Effective November 2001, substantially all services and associated revenue under this agreement ceased due to the expiration of this contract. The SpeakEZ Voice Print technology is proprietary software that compares the speech pattern of a current speaker with a stored digital voiceprint of the authorized person to confirm or reject claimed identity. In August 2001, the Company formalized its decision to offer for sale its voice verification business unit and substantially curtailed operations in November 2001. Accordingly, related operating results of this business unit have been reported as discontinued operations in the condensed consolidated financial statements. Segment reporting has been conformed to correspond to the current presentation. As described in

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 of “Notes to the Condensed Consolidated Financial Statements,” the Company completed the sale of SpeakEZ assets in July 2002.

      The Company evaluates performance of each segment based on operating income (loss). Total assets are the assets owned by or allocated to each segment. Assets included in the “Corporate and Other” column include all assets not specifically allocated to a segment. There are no intersegment sales. The Company’s reportable segments are specific business units that offer different products and services and have varying operating costs associated with such products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      Segment information for the three months ended September 30, 2003 is as follows (in thousands):

	Telecommunication	Direct Call	Equipment	Corporate
	Services	Provisioning	Sales & Other	and Other	Total

Revenue from external customers	$12,542	$12,781	$2,579	$—	$27,902
Gross margin	7,464	568	1,313	—	9,345
Depreciation and amortization	746	574	33	1,565	2,918
Other operating costs and expenses	—	—	360	7,810	8,170

Operating income (loss)	6,718	(6)	920	(9,375)	(1,743)
Patent litigation, net of expenses					11,549
Interest and other expenses, net					(548)

Segment earnings from continuing operations before income tax					$9,258

Total assets	$13,044	$14,375	$5,702	$40,031	$73,152

      Segment information for the three months ended September 30, 2002 is as follows (in thousands):

	Telecommunication	Direct Call	Equipment	Corporate
	Services	Provisioning	Sales & Other	and Other	Total

Revenue from external customers	$14,222	$12,736	$4,710	$—	$31,668
Gross margin	7,952	610	3,771	—	12,333
Depreciation and amortization	873	631	60	1,703	3,267
Other operating costs and expenses	—	—	775	6,673	7,448

Operating income (loss)	7,079	(21)	2,936	(8,376)	1,618
Patent litigation, net of expenses					(205)
Interest and other expenses, net					(897)

Segment earnings from continuing operations before income tax					$516

Total assets	$19,807	$16,111	$3,466	$26,883	$66,267

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the nine months ended September 30, 2003 is as follows (in thousands):

	Telecommunication	Direct Call	Equipment	Corporate
	Services	Provisioning	Sales & Other	and Other	Total

Revenue from external customers	$38,847	$43,235	$6,913	$—	$88,995
Gross margin	23,791	3,260	4,025	—	31,076
Depreciation and amortization	2,389	1,879	99	4,517	8,884
Other operating costs and expenses	—	—	1,337	19,413	20,750

Operating income (loss)	21,402	1,381	2,589	(23,930)	1,442
Patent litigation, net of expenses					9,935
Interest and other expenses, net					(2,341)

Segment earnings from continuing operations before income tax					$9,036

      Segment information for the nine months ended September 30, 2002 is as follows (in thousands):

	Telecommunication	Direct Call	Equipment	Corporate
	Services	Provisioning	Sales & Other	and Other	Total

Revenue from external customers	$44,719	$34,954	$8,127	$—	$87,800
Gross margin	27,577	1,746	5,595	—	34,918
Depreciation and amortization	2,795	1,691	184	4,008	8,678
Other operating costs and expenses	—	—	1,782	17,826	19,608

Operating income (loss)	24,782	55	3,629	(21,834)	6,632
Patent litigation, net of expenses					(1,501)
Interest and other expenses, net					(1,787)

Segment earnings from continuing operations before income tax					$3,344

      There was no intersegment revenue for the three and nine months ending September 30, 2003 and the comparable 2002 period. Consolidated total assets included intercompany borrowing eliminations of approximately $1.5 million as of September 30, 2003.

(6) Interest Rate Swap

      Since the interest rate on the Senior Secured Term Loan outstanding under the New Credit Facility is variable, the Company is exposed to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit variability of its interest payments. To meet this objective, on March 31, 2003, the Company entered into an interest rate swap agreement which effectively converted the $11.4 million of variable rate debt outstanding under the New Credit Facility to a fixed rate. Under the terms of this interest rate swap agreement, the notional amount of the swap coincides with the maturity schedule of the Senior Secured Term Loan and has an expiration date of September 2006. On a quarterly basis, the Company will receive variable interest rate payments based on 90 day LIBOR and make fixed interest rate payments of 2.4%, thereby creating the equivalent of fixed rate debt. The net effect of this agreement is to lock the effective interest rate on the Senior Secured Term Loan at 8.4% through its maturity in 2006.

      The Company has designated the interest rate swap as a cash flow hedge in accordance with the requirements of SFAS No. 133, “Accounting for Derivatives and Hedging Activities” and its amendments. Any gain or loss is recorded as interest expense in the same period or periods that the hedged transaction affects earnings. At September 30, 2003, the fair value of the interest rate swap, with quarterly settlements

T-NETIX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through September 2006, was a liability of approximately $0.1 million with the offset recorded in other comprehensive income. The Company will assess the valuation of the interest rate swap quarterly on a go forward basis. The Company does not enter into derivative instruments for any other purpose than cash flow hedging purposes and does not intend to speculate using derivative instruments.

(7) Contingencies

      The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, these matters will not have a material impact on the financial condition, liquidity, or results of operations of the Company.

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

Corrections Division

      In the Corrections Division the Company derives revenue from three operating segments: telecommunications services, direct call provisioning and equipment sales. Each form of revenue has specific and varying operating costs associated with such revenue. Selling, general and administrative expenses, along with research and development and depreciation and amortization are common expenses regardless of the revenue generated.

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

      The Company’s Direct Call Provisioning operating segment provides inmate calling services directly as a telecommunications provider to correctional facilities, or “Direct Customers.” In a typical arrangement, the

Company operates under site-specific contracts, generally for a period of two to three years. The Company provides the equipment, security enhanced call processing, call validation, and customer service and support directly to the facility. The Company then uses the services of third parties to bill the calls on the called party’s local exchange carrier bill. Direct call provisioning revenue is substantially higher than the percentage of revenue or transaction based pricing compensation associated with telecommunications services because the Company receives the entire retail value of the collect call. Due to commissions and other operating costs, including the allowance for uncollectible accounts, the gross margin percentage from this model is lower than our telecommunication service arrangements.

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

      The Company’s Equipment Sales segment generates revenue through the sale of its inmate calling system (primarily the systems of the Company’s wholly owned subsidiary, TELEQUIP Labs, Inc.), and digital recording systems. Currently, sales of inmate calling systems are generally made by TELEQUIP to a limited number of telecommunication service provider customers.

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

Results of Operations for the Three months ended September 30, 2003 Compared to September 30, 2002

      The following table sets forth certain statement of operations data as a percentage of total revenue for the three months ended September 30, 2003 and 2002.

	2003	2002

Revenue:
Telecommunications services	45%	45%
Direct call provisioning	46	40
Equipment sales and other	9	15

Total revenue	100	100
Expenses:
Operating costs	67	61
Selling, general and administrative	23	21
Research and development	4	3
Impairment of assets held for sale	2	—
Depreciation and amortization	10	10

Operating income (loss)	(6)	5
Patent litigation settlement, net of expenses	41	—
Interest and other expense	(2)	(3)
Gain on the sale of assets	—	—

Income from continuing operations before income taxes	33	2
Income tax expense	(10)	—

Net income from continuing operations	23	2
Loss from discontinued operations	—	—

Net Income applicable to common stock	23%	2%

      Total Revenue. Total revenue for the three months ended September 30, 2003 was $27.9 million, a decrease of 12% from $31.7 million for the corresponding 2002 period. This decrease was attributable to a decrease in telecommunications services of $1.7 million and equipment sales and other of $2.1 million.

      Telecommunications services revenue decreased 12% to $12.5 million for the three months ended September 30, 2003, from $14.2 million for the corresponding prior period. This decrease was primarily due to the transition of certain department of corrections contracts to a direct call provisioning basis, the loss of contracts by telecommunication service provider customers and to a decline in call volumes related to blocking certain call attempts that would otherwise be unbillable.

      Direct call provisioning revenue increased to $12.8 million for the three months ended September 30, 2003, from $12.7 million in the corresponding prior period. This increase was primarily due to the awarding in the latter six months of 2002 of several department of corrections contracts for which the Company is provisioning comprehensive or the long distance communication service on a direct basis, offset partially by a decline in call volumes related to blocking certain call attempts that would otherwise be unbillable.

      Equipment sales and other revenue declined 45% to $2.6 million for the three month period ended September 30, 2003 from $4.7 million in the corresponding prior period. This decrease was primarily due to the finalization of certain financial aspects of the Qwest Agreement which resulted in a $2.5 million one-time payment in 2002.

      Operating costs. Total operating costs decreased 6% to $18.3 million for the three months ended September 30, 2003 from $19.3 million in the corresponding prior period. The decrease was primarily due to a decrease in telecommunication services expenses of $1.5 million, offset partially by an increase of $0.4 million in the cost of equipment sold and a $0.1 million increase in direct call provisioning costs.

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

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the three months ended September 30, 2003 and 2002.

	2003	2002

Operating costs and expenses:
Telecommunications services	41%	44%
Direct call provisioning, including bad debt expense	96	95
Cost of equipment sold and other	49	20

      Operating costs associated with providing telecommunications services as a percentage of corresponding revenue were 41% for the three months ended September 30, 2003, a decrease from 44% for the comparable 2002 period. Total telecommunications services operating costs were $5.1 million for the three months ended September 30, 2003 and $6.3 million for the corresponding prior period. The decrease in costs as a percentage of applicable revenue in 2003 was due primarily to a decrease in labor and repair and maintenance expenses, partially offset by increased call validation costs.

      Direct call provisioning costs, as a percentage of applicable revenue, were 96% of revenue for the three months ended September 30, 2003 compared to 95% in the comparable 2002 period. Total direct call provisioning operating costs, including bad debt expense, were $12.2 million for the three months ended September 30, 2003 compared to $12.1 million for the corresponding 2002 period. The increase in costs as a percentage of applicable revenue in 2003 was due primarily to a proportional increase in commission expense associated with one-time settlements of commission disputes, offset partially by a decrease in bad debt expense. The proportional decrease in bad debt expense reflects the Company’s improved ability to block calls attempting to be processed through Competitive Local Exchange Carriers (“CLEC”) where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, began modifying its call handling processes to block certain of these CLEC calls. Combined with the deployment of new technology and techniques to control bad debt and unbillables, the Company has been successful in reducing its unbillable call volume and overall bad debt expense as a percentage of direct call provisioning revenue to 19% for the three months ended September 30, 2003 compared to 28% in the 2002 period.

      Cost of equipment sold and other as a percentage of applicable revenue increased to 49% of revenue for the three months ended September 30, 2003 from 20% for the corresponding prior period. Total costs of equipment sold and other were $1.3 million for the three months ended September 30, 2003 compared to $0.9 million for the corresponding 2002 period. The increase in costs as a percentage of applicable revenue was primarily due to the favorable settlement of certain claims and liabilities associated with the Qwest Agreement in 2002 and to a writedown of obsolete inventory in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.5 million for the three months ended September 30, 2003 and $6.6 million in the comparable 2002 period.

      Research and Development Expenses. Research and development expenses were $1.0 million in the three months ended September 30, 2003 compared to $0.8 million for the corresponding prior period. This increase was primarily due to an increase in consulting services costs related to the acceleration of several product development efforts.

      Impairment of Assets Held for Sale. During the nine months ended September 30, 2003, the Company recorded a $0.7 million impairment of the prepaid Illuminet validation asset classified as an “Assets Held for Sale.” This impairment was based on the terms of a preliminary settlement reached in September 2003 of a legal dispute between the Company and Illuminet, Inc. regarding this asset (See Part II: Other Information, Item 1. Legal Proceedings).

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.9 million for the three months ended September 30, 2003, a decrease from $3.3 million for the comparable 2002 period. Depreciation expense decreased to $2.7 million in the three months ended September 30, 2003 compared to $3.0 million in 2002. Amortization expenses were $0.2 million for the three months ended September 30, 2003 compared to $0.3 million in 2002.

      Patent Litigation Settlement, Net of Expenses. In September 2003, the Company reached a settlement with Global Tel*Link Corporation regarding its ongoing patent infringement lawsuit. The settlement included a one-time cash payment of $12.0 million and an on-going royalty fee over the remaining life of the Company’s patents based on the number of telephone instruments in service. Partially offsetting this settlement were $0.5 million in legal, professional services and license fees incurred during the three months ended September 30, 2003. This compares to $0.2 million in legal fees and other professional service costs incurred in the comparable 2002 period related to this patent litigation. Legal fees and other professional service costs related to the patent litigation have been reclassified to offset the settlement award in 2003. Such litigation related costs were previously reported as selling, general and administrative expenses.

      Interest and Other Expenses. Interest and other expense was $0.8 million for the three months ended September 30, 2003 compared to $0.9 million for the corresponding prior period.

      Income Tax Expense. Income tax expense was $2.7 million in the three months ended September 30, 2003 due primarily to the increase in pre-tax income in 2003.

Results of Operations for the Nine months ended September 30, 2003 Compared to September 30, 2002

      The following table sets forth certain statement of operations data as a percentage of total revenue for the nine months ended September 30, 2003 and 2002.

	2003	2002

Revenue:
Telecommunications services	44%	51%
Direct call provisioning	49	40
Equipment sales and other	7	9

Total revenue	100	100
Expenses:
Operating costs	65	60
Selling, general and administrative	20	19
Research and development	3	3
Impairment of assets held for sale	—	—
Depreciation and amortization	10	10

Operating income	2	8
Patent litigation settlement, net of expense	11	(2)
Interest and other expense	(3)	(2)
Gain on the sale of assets	—	—

Income from continuing operations before income taxes	10	4
Income tax expense	(3)	—

Net income from continuing operations	7	4
Net income from discontinued operations	—	1

Net Income applicable to common stock	7%	3%

      Total Revenue. Total revenue for the nine months ended September 30, 2003 was $89.0 million, an increase of 1% from $87.8 million for the corresponding 2002 period. This increase was attributable to increases in direct call provisioning of $8.3 million offset partially by a decrease in telecommunications services of $5.9 million and equipment sales and other of $1.2 million.

      Telecommunications services revenue decreased 13% to $38.8 million for the nine months ended September 30, 2003, from $44.7 million for the corresponding prior period. This decrease was primarily due to the transition of certain department of corrections contracts to a direct call provisioning basis, the loss of contracts by telecommunication service provider customers and to a decline in call volumes related to blocking certain call attempts that would otherwise be unbillable.

      Direct call provisioning revenue increased 20% to $43.2 million for the nine months ended September 30, 2003, from $35.0 million in the corresponding prior period. This increase was primarily due to the award in the latter half of 2002 of several department of corrections contracts for which the Company is provisioning comprehensive or long distance communication service on a direct basis. The addition of these sites is a result of being successful in providing competitive bidding arrangements for contracts directly with correctional facilities. Partially offsetting the increased call volume from new contracts was a decline in call volumes related to blocking certain call attempts that would otherwise be unbillable.

      Equipment sales and other revenue decreased 15% to $6.9 million for the nine month period ended September 30, 2003 from $8.1 million in the corresponding prior period. This decrease was primarily due to the favorable settlement of certain financial aspects of the Qwest Agreement which resulted in a one-time $2.5 million payment in 2002, offset partially by increased ancillary equipment sales and equipment upgrades to several telecommunication service provider customers in 2003. Such equipment sales and the sale of equipment through the Company’s wholly-owned subsidiary, TELEQUIP Labs, Inc. are dependent upon the timing of sales and installations of a limited number of telecommunications services provider customers.

      Operating costs. Total operating costs increased 9% to $57.6 million for the nine months ended September 30, 2003 from $52.7 million in the corresponding prior period. The increase was primarily due to an increase in direct call provisioning expenses of $6.8 million and equipment sales and other of $0.3 million, partially offset by a decrease in telecommunication services expenses of $2.2 million.

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

      The following table sets forth the operating costs and expenses for each type of revenue as a percentage of corresponding revenue for the nine months ended September 30, 2003 and 2002.

	2003	2002

Operating costs and expenses:
Telecommunications services	39%	38%
Direct call provisioning, including bad debt expense	92	95
Cost of equipment sold and other	42	31

      Operating costs associated with providing telecommunications services as a percentage of corresponding revenue was 39% for the nine months ended September 30, 2003 and 38% for the comparable 2002 period. Total telecommunications services operating costs were $15.1 million for the nine months ended September 30, 2003 compared to $17.1 million for the corresponding prior period.

      Direct call provisioning costs, as a percentage of applicable revenue, were 92% of revenue for the nine months ended September 30, 2003 compared to 95% in the comparable 2002 period. Due to the awarding of several department of corrections contracts in the latter half of 2002, total direct call provisioning operating costs, including bad debt expenses, increased to $40.0 million for the nine months ended September 30, 2003 from $33.2 million for the corresponding 2002 period. The decrease in costs as a percentage of applicable revenue in 2003 was due primarily to a proportional decrease in bad debt expense and communication costs. The decrease in bad debt expense reflects the Company’s improved ability to block calls attempting to be processed through Competitive Local Exchange Carriers (“CLEC”) where the Company does not have billing arrangements. The Company, beginning in the first quarter of 2002, began modifying its call handling processes to block certain of these CLEC calls. Combined with the deployment of new technology and techniques to control bad debt and unbillables, the Company has been successful in reducing its unbillable call volume and overall bad debt expense as a percentage of applicable revenue to 23% for the nine months ended September 30, 2003 compared to 27% in the 2002 period.

      Cost of equipment sold and other as a percentage of applicable revenue increased to 42% of revenue for the nine months ended September 30, 2003 from 31% for the corresponding prior period. Total costs of equipment sold and other were $2.9 million for the nine months ended September 30, 2003 and $2.5 million for the corresponding prior period. The increase in costs as a percentage of applicable revenue was primarily due to the favorable settlement of certain claims and liabilities associated with the Qwest Agreement in 2002 and to a writedown of obsolete inventory in 2003, offset partially by a change in the revenue mix for equipment and other sales in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.4 million for the nine months ended September 30, 2003 and $17.3 million in the comparable 2002 period.

      Research and Development Expenses. Research and development expenses were $2.6 million in the nine months ended September 30, 2003 compared to $2.3 million for the corresponding prior period. This increase was primarily due to an increase in consulting costs related to the acceleration of several product development efforts.

      Impairment of Assets Held for Sale. During the nine months ended September 30, 2003, the Company recorded a $0.7 million impairment of the prepaid Illuminet validation asset classified as an “Assets Held for Sale.” This impairment was based on the terms of a preliminary settlement reached in September 2003 of a legal dispute regarding this asset (See Part II: Other Information, Item 1. Legal Proceedings).

      Depreciation and Amortization Expenses. Depreciation and amortization expense was $8.9 million for the nine months ended September 30, 2003, an increase from $8.7 million for the comparable 2002 period. Depreciation expense increased to $8.3 million in the nine months ended September 30, 2003 compared to $7.9 million in 2002. Amortization expenses were $0.6 million for the nine months ended September 30, 2003 compared to $0.8 million in the corresponding prior period.

      Patent Litigation Settlement, Net of Expenses. In September 2003, the Company reached a settlement with Global Tel*Link Corporation regarding its ongoing patent infringement lawsuit. The settlement included a one-time cash payment of $12.0 million and an on-going royalty fee over the remaining life of the Company’s patents based on the number of telephone instruments in service. Partially offsetting this settlement were $2.1 million in legal, professional services and license fees incurred during the nine months ended September 30, 2003. This compares to $1.5 million in legal fees and other professional service costs incurred in the comparable 2002 period related to this patent litigation. Legal fees and other professional service costs related to the patent litigation have been reclassified to offset the settlement award in 2003. Such litigation related costs were previously reported as selling, general and administrative expenses.

      Interest and Other Expenses. Interest and other expense was $2.6 million for the nine months ended September 30, 2003 compared to $1.8 million for the corresponding prior period. The increase in 2003 was attributable to an increase in the average amount of indebtedness outstanding, amortization of debt financing costs and to higher applicable interest rates related to the New Credit Facility obtained in November 2002.

      Income Tax Expense. Income tax expense was $2.9 million in the nine months ended September 30, 2003 compared to $0.2 million for the corresponding prior period due primarily to the increase in pre-tax income in 2003.

Liquidity and Capital Resources

Cash Flows

      The Company has historically relied upon operating cash flow, debt financing and the sale of equity securities to fund operations and capital needs. The Company’s capital needs consist primarily of additions to property and equipment for site telecommunication equipment, upgrades to existing systems and to fund acquisitions.

      Cash provided by continuing operations was $23.0 million for the nine months ended September 30, 2003 compared to $6.6 million in the corresponding 2002 period. This increase was primarily due to a $9.4 million reduction in net working capital, a $2.9 million increase in net income from continuing operations and $12.0 million in cash received related to the patent litigation settlement.

      Net cash used in investing activity of continuing operations was $5.9 million for the nine months ended September 30, 2003 compared to $4.7 million in the corresponding 2002 period. Cash used in investing activities consisted primarily of purchases of property, plant, and equipment of $5.6 million for the nine months ended September 30, 2003 compared to $5.0 million in the corresponding 2002 period. Cash used in investing activities in the 2003 period also reflects the Company’s investment in Accudata in March 2003 of $0.8 million.

      The Company believes that cash flows from operations and availability under the New Credit Facility will be sufficient in order to meet anticipated cash needs for new installations of inmate call processing systems, upgrades of existing systems, and to finance operations for at least the next twelve months.

      Cash used in financing activities of continuing operations consisted primarily of net payments on the Company’s New Credit Facility of $2.6 million during the nine months ended September 30, 2003 compared to net debt payments of $1.8 million in the corresponding 2002 period.

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

      In November 2002, the Company obtained new financing (the “New Credit Facility”). Net proceeds of this New Credit Facility were utilized to repay in full the existing Credit Facility and the Subordinated Note Payable. As of September 30, 2003, the New Credit Facility provides for maximum credit availability of $28.4 million, subject to limitations based on certain financial covenants, and consists of a $11.4 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million. At September 30, 2003, the Company had no borrowings outstanding under the Revolving Credit Facility.

      The Senior Secured Term Loan bears interest at LIBOR plus 6.0%, with 13 equal quarterly principal installment payments remaining through December 2006. The Senior Subordinated Promissory Note is due in 2008 and bears interest at a fixed rate of 13%, payable on a quarterly basis, with an additional 4.75% interest payable in kind. In addition, the lender received detachable stock purchase warrants, which are immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The expiration date of these warrants is November 2010. Availability under the Revolving Credit Facility is based on the lesser of up to 85% of eligible accounts receivable or a calculated maximum leverage ratio. Interest on the Revolving Credit Facility is set at prime plus 3.5% with a 0.75% annual commitment fee assessed on the unused portion of this Facility.

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

Contractual Obligations and Commitments

      Set forth below is a summary of the Company’s material contractual obligations and commitments as of September 30, 2003:

	Due In One	Due In	Due In	Due After
	Year Or Less	2-3 Years	4-5 Years	5 Years	Total

	($ In thousands)
Senior secured term note	$3,500	$7,000	$875	$—	$11,375
Senior subordinated promissory note	—	—	—	9,000	9,000
Operating leases	807	635	3	—	1,445
Capital lease and other	65	34	—	—	99

Total contractual obligations and commitments	$4,372	$7,669	$878	$9,000	$21,919

      Under the Company’s New Credit Facility, acceleration of principal payments would occur upon payment default, violation of debt covenants or breach of certain other conditions set forth in the New Credit Facility not cured within 15 days. At September 30, 2003, the Company was in compliance with all of its debt covenants. There are no provisions within the Company’s leasing arrangements that would trigger acceleration of future lease payments. (See Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information regarding the obligations and commitments listed above.)

      The Company does not use securitization of trade receivables, affiliation with special purpose entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any arrangement requiring the Company to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Recently Issued Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and reported as a liability. This statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement, effective January 1, 2003, had no material impact on the Company’s financial position or results of operations.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 did not have an impact upon initial adoption and is not expected to have a material impact on its ongoing results of operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

      The Company is exposed to interest rate risk as discussed below.

Interest Rate Risk

      As of September 30, 2003, the Company has debt outstanding under the New Credit Facility of $20.4 million. As of September 30, 2003, the New Credit Facility provides for maximum credit availability of $28.4 million, subject to limitations based on certain financial covenants, and consists of a $11.4 million Senior Secured Term Loan, a $9.0 million Senior Subordinated Promissory Note and a Revolving Credit Facility with an availability of up to $8.0 million. The Senior Secured Term Loan and the Revolving Credit Facility bear interest at LIBOR plus 6% and prime plus 3.5%, respectively. Since the interest rate on the Senior Secured Term Loan outstanding and the Revolving Credit Facility is variable and is reset periodically, we are exposed to interest risk. Before implementation of the interest rate swap described below, an increase in interest rates of 1% would have increased estimated annual interest expense by approximately $0.1 million based on the amount of borrowings outstanding under the New Credit Facility at September 30, 2003.

      Since the interest rate on the Senior Secured Term Loan outstanding is variable, the Company is exposed to variability in interest payments due to changes in interest rates. Effective March 31, 2003, the Company entered into an interest rate swap agreement which effectively converted the $11.4 million of variable rate debt currently outstanding under the New Credit Facility to a fixed rate. Under the terms of the interest rate swap agreement, the Company will receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed rate debt. The net effect of this agreement is to lock the effective interest rate on the Senior Secured Term Loan at 8.4% through its maturity in 2006.

Item 4.	Controls and Procedures

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934).

      Based on that evaluation, management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time the Company has been, and expects to continue to be subject to various legal and administrative proceedings or various claims in the normal course of business. The Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

      T-NETIX is a defendant in a state case brought in June 2000 in the Superior Court of Washington for King County, styled Sandy Judd, et al. v. American Telephone and Telegraph Company, et al. In this case, the complaint joined several inmate telecommunications service providers as defendants, including T-NETIX. The complaint includes a request for certification by the court of a plaintiffs’ class action consisting of all persons who have been billed for and paid for telephone calls initiated by an inmate confined in a jail, prison, detention center or other Washington correctional facility. The complaint alleges violations of the Washington Consumer Protection Act (“WCPA”) and requests an injunction under the Washington Consumer Protection Act and common law to enjoin further violations. The trial court dismissed all claims with prejudice against all defendants except T-NETIX and AT&T. Plaintiffs have appealed the dismissal of the other defendants and T-NETIX has crossed appealed. The T-NETIX and AT&T claims have been referred to the Washington Utilities and Transportation Commission while the trial court proceeding is in abeyance. The Commission has not yet commenced any proceedings.

      In September 2001, T-NETIX filed patent litigation against MCI WorldCom, Inc. and Global Tel*Link Corporation. The lawsuit, filed in the Eastern District of Texas, alleges infringement of six United States patents protecting call processing equipment and services for the inmate calling industry. In July 2002, MCI WorldCom, Inc. filed a Chapter XI bankruptcy proceeding that automatically stayed any further proceeding against them. On August 7, 2002, T-NETIX subsequently filed its motion to sever MCI WorldCom from the patent litigation, which was granted on February 13, 2003. The claims against Global Tel*Link were settled in September 2003 with a cash payment to T-NETIX by Global Tel*Link of $12.0 million and on-going royalty payments of $12 per month for each telephone instrument in excess of 25,200 connected to a device using any of the patented technologies.

      Since September 1997 and through October 2001, pursuant to a written agreement entered into in connection with a settlement of an arbitration proceeding, the Company was making monthly payments to a vendor of query transport services with the understanding that the payments were for future services to be utilized by the Company. The services to be provided by Illuminet, Inc. under the contract were in the nature of the transport of queries by Illuminet to a certain database maintained by and available to Illuminet. In order to utilize such transport, the queries were to be directed from the Company for connection to Illuminet utilizing certain technologies. Attempts were continually made by the Company over the time period to complete connectivity but connectivity was never accomplished. In November 2001, Illuminet notified the Company that no credits for such services would be honored. In January 2002 Illuminet filed a claim before the original arbitration panel in Fairway, Kansas, requesting money damages for T-NETIX’s breach and declaratory relief that no credits are due T-NETIX. The Company has made payments totaling approximately $2.1 million pursuant to this written agreement. The payments (the value of which were written down during the period ended December 31, 2002) are classified as an “Asset Held for Sale” at December 31, 2002. A preliminary settlement was reached in September 2003, pending definitive documents. In the settlement, T-NETIX will have the right to purchase 200 million query transports for $0.0025 each at any time during the next 10 years. These rights are assignable to any party that is not a customer of Illuminet. As a result of this recent settlement, the Company further reduced the value of this query transport agreement to $0.3 million in September 2003. (See Note 4 of “Notes to the Condensed Consolidated Financial Statements.”)

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

      In May 2003, Global Tel*Link Corporation filed patent litigation against the Company. The lawsuit, filed in the Northern District of Texas, Dallas division, alleges infringement of one United States patent protecting a telephone apparatus. This litigation is in its very early stage.

      On August 20, 1996, Value Added Communications, Inc. (“VAC”) and Gateway Technologies, Inc. entered into a Patent License Agreement regarding fourteen United States Patents owned or controlled by Gateway and involving the use of such patents for correctional facilities and for hospitals. One of these patents pertains to on-site automated operator systems that allow persons to make collect telephone calls without the intervention of a human operator, which was one of the patents that was the subject of the recently settled T-NETIX v. Global Tel*Link litigation described above. By letter of October 14, 2003 T-NETIX notified VAC that the license agreement was terminated for breach. On October 24, 2003 VAC filed a lawsuit in State District Court in Dallas County, Texas seeking to have the court declare that VAC was not in breach of the agreement and that the agreement is in force and effect.

      The Company believes the ultimate disposition of the forgoing matters will not have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Report:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      Press Release, “T-NETIX Obtains $12 Million Cash Settlement from Global Tel*Link Corporation,” filed as Form 8-K with the SEC on September 8, 2003.

      Press Release, “T-NETIX Reports $6.5 Million Net Income for Third Quarter and $6.2 Million for Nine Months Ended September 30, 2003,” filed as Form 8-K with the SEC on November 12, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-NETIX, INC.

By:	/s/ RICHARD E. CREE

Richard E. Cree,
Chief Executive Officer

By:	/s/ HENRY G. SCHOPFER III

Henry G. Schopfer III,
Chief Financial Officer

Date: November 13, 2003

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